Form 10-Q
period 1995-04-30
SPECS MUSIC INC
filed 1995-06-12
CIK 777277

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________ TO _________

                      COMMISSION FILE NUMBER 0-14323

                            SPEC'S MUSIC, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                               59-1362127
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                           1666 N.W. 82ND AVENUE
                           MIAMI, FLORIDA 33126
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                              (305) 592-7288
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                    SHARES OF COMMON STOCK OUTSTANDING
                       AS OF JUNE 2, 1995: 5,245,999

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]    No [ ]

                            SPEC'S MUSIC, INC.

                                 FORM 10-Q

                             TABLE OF CONTENTS

                                  PART I.

                           FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED CONDENSED BALANCE SHEETS........... ..................    3

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS......................    4

        CONSOLIDATED CONDENSED STATEMENTS OF
         CASH FLOWS........................................................    5

        NOTES TO CONSOLIDATED CONDENSED
         FINANCIAL STATEMENTS..............................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.....................................................    8

                                 PART II.

                             OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................   13

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                     SPEC'S MUSIC, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     APRIL 30,         JULY 31,
                                                       1995              1994
                                                    -----------        --------
                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and equivalents                                 $   439,473     $ 1,339,140
Receivables                                              530,138         462,210
Inventories                                           26,254,305      23,638,987
Prepaid expenses                                         898,396         570,166
Prepaid income taxes                                        --            87,000
Deferred tax asset                                     1,080,000         897,000
                                                     -----------     -----------

   Total current assets                               29,202,312      26,994,503

Video rental inventory, net                              763,581         835,296
Property and equipment, net                           13,781,109       8,652,579
Other assets                                           1,028,841         881,597
                                                     -----------     -----------

   Total Assets                                      $44,775,843     $37,363,975
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line-of-credit facility                              $      --       $ 1,600,000
Accounts payable                                       8,750,339      10,398,392
Accrued expenses                                       2,854,777       2,146,626
Restructuring charge                                     579,312         732,155
Income taxes payable                                     199,000
                                                     -----------     -----------

   Total current liabilities                          12,383,428      14,877,173
                                                     -----------     -----------

Long term debt                                         8,300,000            --
Capital lease obligations                                 43,048          67,152
Deferred income taxes                                    463,000         420,000

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
  shares authorized; 5,347,408 and
  5,345,758 shares issued at April, 1995
  and July, 1994, respectively                            53,458          53,552
Additional paid-in capital                             3,850,978       3,918,256
Retained earnings                                     20,184,216      18,729,886
Less 99,759 and 139,391 shares in treasury at
 April, 1995, and July 1994, respectively, at cost      (502,285)       (702,044)
                                                     -----------     -----------

  Total stockholders' equity                          23,586,367      21,999,650
                                                     -----------     -----------

  Total Liabilities and Stockholder's equity         $44,775,843     $37,363,975
                                                     ===========     ===========


See Notes to Consolidated Condensed Financial Statements.

                     SPEC'S MUSIC, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                (UNAUDITED)

                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                               APRIL 30,                                    APRIL 30,
                                                    ------------------------------             -------------------------------
                                                         1995               1994                    1995              1994
                                                         ----               ----                    ----              ----
Product sales                                       $ 17,818,938      $ 17,494,681             $ 60,460,308       $ 57,476,922

Video rentals                                            551,617           833,393                1,715,744          2,917,215
                                                    ------------      ------------             ------------       ------------

TOTAL REVENUES                                        18,370,555        18,328,074               62,176,052         60,394,137
                                                    ------------      ------------             ------------       ------------

Cost of goods sold - sales                            11,200,438        11,131,418               39,212,470         36,901,616

Cost of goods sold - rental                              237,431           467,401                  728,402          1,336,462
                                                    ------------      ------------             ------------       ------------


TOTAL COST OF SALES                                   11,437,869        11,598,819               39,940,872         38,238,078
                                                    ------------      ------------             ------------       ------------


GROSS PROFIT                                           6,932,686         6,729,255               22,235,180         22,156,059

Store operating, general and
    administrative expenses                            6,735,494         6,030,046               19,681,004         18,189,950
                                                    ------------      ------------             ------------       ------------


Operating income                                         197,192           699,209                2,554,176          3,966,109

Other income (expense), net                             (143,440)           22,341                 (218,844)            56,858
                                                    ------------      ------------             ------------       ------------


Earnings before income taxes                              53,752           721,550                2,335,332          4,022,967

Provision for income taxes                                22,000           265,000                  881,000          1,466,000
                                                    ------------      ------------             ------------       ------------

         NET EARNINGS                               $     31,752      $    456,550             $  1,454,332       $  2,556,967
                                                    ============      ============             ============       ============

EARNINGS PER SHARE                                  $        .01      $        .09             $        .28       $        .49
                                                    ============      ============             ============       ============

Weighted average number of
    common shares outstanding                          5,249,000         5,269,000                5,256,000          5,259,000
                                                    ============      ============             ============       ============



See Notes to Consolidated Condensed Financial Statements.

                     SPEC'S MUSIC, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED APRIL 30, 1995 AND 1994
                                (UNAUDITED)

                                                                                1995                       1994
                                                                                ----                       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                             $ 1,454,332                $ 2,556,967

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
         Depreciation and amortization of property and equipment               1,556,508                  1,177,560
         Amortization of video rental inventory                                  837,523                  1,395,173
         Loss on disposal of property and equipment                                   --                      3,820
         (Gain) loss on disposal of video rental inventory                      (108,339)                   (62,993)

    (Increase) decrease in assets:
         Receivables                                                             (67,928)                   (43,062)
         Inventories                                                          (2,615,318)                (5,985,650)
         Prepaid expenses                                                       (328,230)                   169,302
         Prepaid income taxes                                                     87,000                         --
         Other assets                                                           (162,100)                  (796,068)
         Deferred tax asset                                                     (183,000)                   189,000

    Increase (decrease) in liabilities:
         Accounts payable                                                     (1,648,053)                 2,515,407
         Accrued expenses                                                        840,536                    678,664
         Restructuring charge                                                   (152,843)                  (702,234)
         Income taxes                                                            199,000                     65,466
         Deferred income taxes                                                    43,000                   (133,000)
                                                                            ------------               ------------

Net cash (used in)  provided by operating activities                            (247,912)                 1,028,352
                                                                            ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of video rental inventory, net                                    (657,469)                  (782,966)
    Additions to property and equipment, net                                  (6,670,182)                (2,625,708)
                                                                            ------------               ------------

Net cash used in investing activities                                         (7,327,651)                (3,408,674)
                                                                            ------------               ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Net borrowings from credit facilities                                      6,700,000                  1,400,000
    Repayments of capital lease                                                  (24,104)                   (22,485)
                                                                            ------------               ------------

Net cash provided by financing activities                                      6,675,896                  1,377,515
                                                                            ------------               ------------

    Net decrease in cash                                                        (899,667)                (1,002,807)
    Cash at beginning of period                                                1,339,140                  1,994,422
                                                                            ------------               ------------

    Cash at end of period                                                    $   439,473                $   991,615
                                                                            ============               ============


See Notes to Consolidated Condensed Financial Statements.

                     SPEC'S MUSIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    The accompanying consolidated condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, as amended by the Company's Form 10-K/A No. 1.

    The consolidated condensed financial statements were prepared from the books and records of the Company without audit or verification. In the opinion of management all adjustments, which are of a normal recurring nature and necessary to present fairly the financial position, results of operations and cash flows for all the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

    The results of operations for the nine month period ended April 30, 1995 are not necessarily indicative of the operating results for the full fiscal year. Certain items have been reclassified on the Balance Sheets and the Statements of Earnings to conform to fiscal 1995 classifications. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2.  LONG TERM DEBT

    At July 31, 1994, the Company had a $7 million unsecured revolving line-of-credit, which had an outstanding balance of $1.6 million. On September 20, 1994, the Company entered into a new 10 year credit agreement which includes a $15 million revolving credit facility (declining to $6 million by 2003) and a $1 million standby letter of credit facility which expires December 1996. Under its new credit agreement, the Company has agreed not to incur or create certain additional indebtedness or liens on the Company's assets other than real estate mortgage financing and unsecured convertible subordinated debt, without the lender's consent. The Company is further required to maintain certain financial ratios related to net worth, leverage and fixed charges coverage and has further agreed to limit the amount of cash dividends paid to 25% of net earnings. Borrowings under the new credit agreement bear interest at the LIBOR rate plus 150 basis points or the Company may fix its interest rate for periods not to exceed five years at 150 basis points over the corresponding U.S. Treasury security yield. At April 30, 1995, the Company had an outstanding balance of $8.3 million under this credit agreement.

3.  STATEMENT OF CASH FLOWS INFORMATION

    For the purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

    The following is supplemental disclosure of cash flow information:

                                                  NINE MONTHS ENDED
                                                      APRIL 30,
                                            ---------------------------
                                              1995               1994
                                              ----               ----
      Interest paid                         $196,034         $   17,249
      Income tax paid                        735,000          1,363,000

     Supplemental noncash financing activities information:

     Restricted Stock Awards totalling $131,850 and $173,400 were granted and awards totaling $48,449 and $15,201 were canceled during the nine months ended April 30, 1995 and 1994, respectively.

     The Company contributed $42,062 and $44,000 in common stock to the Company's 401(k) Plan during the nine months ended April 30, 1995 and 1994, respectively.

4.   EARNINGS PER SHARE

     Earnings per share are computed based on net earnings for each period, divided by the weighted average number of shares outstanding during each period.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1995 AND 1994

REVENUES

Total revenues increased by $42,000 or .2% during the third quarter of fiscal 1995 compared to the same quarter of fiscal 1994. On a same-store basis, revenues decreased by 4.5% since the third quarter of a year ago.

Revenues from product sales rose by 1.9% for the chain as a whole and decreased by 3.3% on a same-store basis during the third quarter of fiscal 1995. This increase is due to the addition of eight new stores. Same-store revenues declined primarily because of the lack of significant hit new release titles which contribute not only to greater sales but to greater in-store traffic. In addition, entry of new competitors in certain of the Company's markets also caused same-store sales to decline.

Video rental revenues decreased by 33.8% for the chain as a whole and by 15.6% on a same-store basis. The closing of four video rental departments since the third quarter of fiscal 1994 and lower demand for video rentals contributed to lower rental revenues. The Company expects video rental revenue to continue to decline in the foreseeable future.

During the past two years, a large number of mass merchandisers have begun to sell cassettes and CDs at or near cost in order to attract customers to their stores to generate sales of other products. During the fourth quarter of fiscal 1995, a major mass merchandiser will enter the South Florida Market with a significant number of new stores which will offer cassettes and CDs at prices which are expected to be lower than those offered by the Company. In response, the Company has selectively reduced its compact disc prices which will result in lower revenues and lower margins. Despite these price pressures, the Company believes that it will remain competitive due to its extensive selection of titles and premium customer service, neither of which are typically offered by mass merchandisers.

GROSS PROFIT

Gross profit from product sales, which is net of product management and distribution costs, was 37.1% and 36.4% during the third quarter of fiscal 1995 and 1994, respectively. Gross profit, which is expressed as a percentage of revenue, increased due to lower promotional markdowns and fewer hit new release titles which improved gross margins because such titles are typically sold at significant markdowns. Gross profit for video rentals was 57.0% and 43.9% during the third quarter of fiscal 1995 and 1994, respectively. Lower video inventory levels and lower new release purchases contributed to lower depreciation expense which increased gross profit on video rental.

Total gross profit was 37.7% and 36.7% of revenue during the third quarter of fiscal 1995 and 1994, respectively. As stated above, lower promotional markdowns, as a percentage of gross sales, by comparison to a year ago and improved video rental gross profit are the primary reasons for the improvement. The Company expects total gross profit, as a percentage of revenues, to decline in the foreseeable future due to competitive conditions described above.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 36.7% and 32.9% during the third quarter of fiscal 1995 and 1994, respectively. Store occupancy costs, as a percentage of revenue, rose during the third quarter of fiscal 1995 because of a decline in same-store revenue and the impact of eight new store openings during the first nine months of fiscal 1995, who's expenses are higher relative to revenues in the initial year of operations. Depreciation and amortization during the third quarter of fiscal 1995 also increased as a percentage of revenue because of the capital investment associated with the completion of eight new stores and the expansion and renovation of one store and the Company's distribution center. General and administrative expenses, as a percentage of sales, rose during the third quarter of fiscal 1995 because of non-recurring professional fees associated with the engagement of PaineWebber Incorporated, described below.

RESTRUCTURING CHARGE

During fiscal 1993, the Company adopted a five-year strategic plan. As part of the plan, the Company provided for a $3.2 million ($2.0 million after tax or $.38 per share) restructuring charge to cover the cost of closing 11 stores, eliminating all video rental departments including rental inventory write-down, and abandoning certain assets as part of its new design renovation program. The plan also included a major expansion of the chain, new logo and store design, organizational changes and a planned shift in the Company's merchandising mix and market coverage. Inclusive of the stores to be opened and renovated in fiscal 1995, the Company plans to renovate many of its existing stores, open approximately 40 new stores and upgrade its inventory management and distribution systems over the next three fiscal years. See "Liquidity and Capital Resources."

Since the adoption of its strategic plan, the Company has closed 12 stores, eliminated 30 video rental departments and abandoned certain assets as part of its store renovation program at a combined cost of approximately $2.6 million.

OTHER INCOME (Expenses)

Other expenses include interest expense of $144,000 and $7,000 during the third quarter of fiscal 1995 and 1994, respectively. A significant increase in leasehold improvements and equipment related to new store expansion during the first nine months of fiscal 1995 required the Company to increase its borrowings to $8.3 million at the end of the third quarter of fiscal 1995. The Company expects to increase its reliance on long-term debt as it continues its expansion activity during the remainder of fiscal 1995 and accordingly expects interest expense to increase during the fourth fiscal quarter of 1995. See "Liquidity and Capital Resources."

INCOME TAXES

The effective income tax rate, as a percentage of earnings before income taxes, was 40.9% and 36.7% during the third quarter of fiscal 1995 and 1994, respectively. The effective income tax rate increased as compared to the prior fiscal year period due to availability of certain tax credits and tax exempt interest income in fiscal 1994.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

NET EARNINGS

During the third quarter of fiscal 1995, the Company earned $32,000 or $.01 per share compared to net earnings of $457,000 or $.09 per share during the third quarter of fiscal 1994. Earnings declined primarily because of the impact of lower same-store revenues, higher store operating, general and administrative expenses and interest expense, as described above.

NINE MONTHS ENDED APRIL 30, 1995 AND 1994

REVENUES

Total revenues increased by $1,782,000 or 3.0% in the first nine months of fiscal 1995, compared to the same period in fiscal 1994. On a same-store basis, revenues decreased by .4%.

Revenues from product sales rose by 5.1% for the chain as a whole and by 1.2% on a same-store basis during the first nine months of fiscal 1995. This increase is due mostly to the addition of eight new stores and to the increase in the number of titles carried in many of the Company's stores.

Video rental revenues decreased by 41.2% for the chain as a whole and by 13.8% on a same-store basis. The closing of four video rental departments since the third quarter of fiscal 1994 and a lower demand for video rentals contributed to lower rental revenues.

GROSS PROFIT

Gross profit from product sales, which is net of product management and distribution costs, was 35.1% and 35.8% during the first nine months of fiscal 1995 and 1994, respectively. Gross profit, which is expressed as a percentage of revenues, declined primarily because of promotional markdowns and the continued shift in sales mix to compact and laser discs, which have a lower gross margin than audio cassettes and VHS tapes. Gross profit for video rentals was 57.5% and 54.2% during the first nine months of fiscal 1995 and 1994, respectively.

Total gross profit was 35.8% and 36.7% of revenue during the first nine months of fiscal 1995, and 1994, respectively. The Company expects total gross profit, as a percentage of revenue, to decline in the foreseeable future because of the continued shift in sales mix, and lower selling prices and increased promotional markdowns to meet a heightened competitive environment.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 31.7% and 30.1% during the first nine months of fiscal 1995 and 1994, respectively. Store operating expenses increased due to higher occupancy and depreciation costs associated with the capital spending described above and decreasing same-store sales, which were partially offset by lower store level labor costs. General and administrative expenses as a percentage of revenue increased as a result of higher than normal professional fees associates with the engagement of PaineWebber, Incorporated for financial advisory services.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

OTHER INCOME (EXPENSE)

Other expenses include interest expense of $239,000 and net interest income of $9,000 during the first nine months of fiscal 1995 and 1994, respectively. A significant increase in leasehold improvements and equipment related to new store expansion and higher inventory levels during the first nine months of the fiscal year required the Company to increase its borrowings to $8.3 million by the end of the third quarter of fiscal 1995. The Company expects to increase its reliance on long-term debt as it continues its expansion activity during the remainder of fiscal 1995 and, accordingly, expects interest expense to increase during the current fiscal year. See "Liquidity and Capital Resources."

INCOME TAXES

The effective income tax rate, as a percentage of earnings before income taxes, was 37.7% and 36.4% during the first nine months of fiscal 1995 and 1994, respectively. The effective income tax rate rose during the current fiscal year because of the absence of certain tax credits and tax exempt interest income available to the Company in the prior year.

NET EARNINGS

During the first nine months of fiscal 1995, the Company earned $1,454,000 or $.28 per share, compared to net earnings of $2,557,000 or $.49 per share during the first nine months of fiscal 1994. Earnings declined primarily because of lower same-store sales, the impact of lower gross margins, higher store operating, general and administrative expenses and interest expense, as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1995, working capital was $16.8 million compared to $12.1 million at July 31, 1994. Working capital improved during the first nine months of fiscal 1995 primarily as a result of the reclassification of the Company's line-of-credit facility to long-term debt and the use of long-term debt to finance working capital.

Cash flow from operating activities decreased $1.3 million during the first nine months of fiscal 1995 from a year ago primarily due to the decline in net earnings of $1.1 million.

Cash flow used in investing activities was $7.3 million and $3.4 million during the first nine months of fiscal 1995 and 1994, respectively. The increase is attributable to capital expenditures related to property and equipment for eight new stores, one store renovation and renovation of the Company's distribution center completed during the first nine months of fiscal 1995.

In fiscal 1995, the Company plans to open a total of 13 new stores including four relocations, renovate two stores and close five stores. During the first nine months of fiscal 1995, the Company opened eight new stores and renovated one store and its distribution center. As of April 30, 1995, five new stores were under construction which are expected to be completed during the fourth quarter of fiscal 1995 at an estimated cost of approximately $4 million. The Company expects the total cost of implementing its fiscal 1995 expansion plan will be approximately $13 million and will be funded through borrowings from the Company's new long-term credit facility and from cash flow generated by operations.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

At July 31, 1994, the Company had a $7 million unsecured revolving line-of-credit, which had an outstanding balance of $1.6 million. On September 20, 1994, the Company entered into a new 10 year credit agreement which includes a $15 million revolving credit facility (declining to $6 million by 2003) and a $1 million standby letter of credit facility which expires December 1996. Under its new credit agreement, the Company has agreed not to incur or create certain additional indebtedness or liens on the Company's assets other than real estate mortgage financing and unsecured convertible subordinated debt, without the lender's consent. The Company is further required to maintain certain financial ratios related to net worth, leverage and fixed charges coverage and has further agreed to limit the amount of cash dividends paid to 25% of net earnings. Borrowings under the new credit agreement bear interest at the LIBOR rate plus 150 basis points or the Company may fix its interest rate for periods not to exceed five years at 150 basis points over the corresponding U.S. Treasury security yield. At April 30, 1995, the Company had an outstanding balance of $8.3 million under this credit agreement.

On November 9, 1994, the Company announced that it had engaged PaineWebber Incorporated to act as its financial advisor in connection with exploring a potential sale of the Company and to review the Company's other strategic and financial alternatives. On March 14, 1995, the Company announced that it had ended its exploration of the sale of the Company. The Company however, will continue to explore appropriate courses of action that will enhance the Company's value. This includes but is not limited to a review of current operations as well as reassessment of its long term strategic plans.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K dated March 14, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SPEC'S MUSIC, INC.
                                         ---------------------------
                                                 (Registrant)

     JUNE 8, 1995                           /S/      ANN S. LIEFF
- -----------------------                  ---------------------------
         Date                               ANN S. LIEFF
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

    JUNE 8, 1995                            /S/     PETER BLEI
- -----------------------                  ---------------------------
         Date                               PETER BLEI
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)