Form 10-K405
period 1995-07-31
SPECS MUSIC INC
filed 1995-11-13
CIK 777277

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JULY 31, 1995 OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

                        COMMISSION FILE NUMBER: 0-14323

                               SPEC'S MUSIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                              59-1362127
       -------------------------           -------------------------------
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

         1666 N.W. 82ND AVENUE
             MIAMI, FLORIDA                             33126
   ---------------------------------                  ---------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 592-7288

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                  ------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of October 16, 1995, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $8,256,378.

     As of October 16, 1995, the number of shares of common stock of the Registrant issued and outstanding was 5,247,762.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III--Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX TO FORM 10-K

  Item  1.   Business......................................................    3
  Item  2.   Properties....................................................   13
  Item  3.   Legal Proceedings.............................................   16
  Item  4.   Submission of Matters to a Vote of Security Holders...........   16
  Item  5.   Market for Registrant's Common Stock and
                   Related Stockholder Matters.............................   18
  Item  6.   Selected Financial Data.......................................   19
  Item  7.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................   20
  Item  8.   Financial Statements and Supplementary Data...................   25
  Item  9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.....................   38
  Item 10.   Directors and Executive Officers of the Registrant............   38
  Item 11.   Executive Compensation........................................   38
  Item 12.   Security Ownership of Certain Beneficial Owners
                   and Management..........................................   38
  Item 13.   Certain Relationships and Related Transactions................   38
  Item 14.   Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K.............................................   39

                                     PART I

ITEM 1. BUSINESS.

GENERAL

       Spec's Music, Inc. (the "Company") incorporated in 1948, is one of the largest specialty retailers of prerecorded music and related products in Florida and Puerto Rico, and the largest such retailer in the South Florida and Tampa Bay markets, by number of stores. The Company sells cassettes; audio compact discs; video movies and music on VHS tape and laser disc; blank audio and video tapes; and a variety of audio and video accessories and boutique items. In addition, the Company rents video movies and operates cafe's in certain stores.

       The Company opened eleven new stores, renovated one store and closed eight stores during fiscal 1995, and as of July 31, 1995, operated an aggregate of 58 stores of which 54 are located in Florida and four are located in Puerto Rico. Of these stores, 21 are located in enclosed malls, nine stores are freestanding and the remainder are located in shopping centers and downtown areas. The Company operates 21 "superstores" which typically contain 7,000-10,000 square feet and two "megastores" with at least 20,000 square feet in the Sawgrass Mills Mall in Sunrise, Florida, and in the Coconut Grove area of Miami. Subsequent to year end, the Company opened its third megastore in South Miami Beach as well as an additional store in an enclosed mall location.

       The following table summarizes the number of stores opened and closed during the five year period ended July 31, 1995:

                                    1995      1994      1993      1992      1991
                                    ----      ----      ----      ----      ----
Number of stores:
    At beginning of period           55        56        63        57        55

    Opened during the period         11         5         5         8*        5
    Closed during the period         (8)       (6)      (12)       (2)       (3)
                                     --        --        --        --        --

    At end of period                 58        55        56        63        57
                                     ==        ==        ==        ==        ==

* Includes the acquisition of four Q Records and Tapes stores.

       The Company maintains a wide assortment of products at its stores at competitive prices, with a strong emphasis placed on customer service, store appearance and atmosphere. In the past several years, the product mix in the stores has evolved, in response to changing consumer demands and technological developments, from primarily records and cassettes to include a wider range of home entertainment products, such as prerecorded videos, audio compact discs, blank video tapes, and laser discs. Management continually monitors developing trends and demands in its markets and adapts the Company's product lines in response.

       During fiscal 1993, the Company undertook a strategic planning process, which included a major expansion of the chain, new store and logo designs, organizational changes and a significant shift in the Company's merchandising mix and market coverage. Since the implementation of the 1993 strategic plan, the Company opened 18 new stores, including the two opened subsequent to year end, renovated six stores, closed 14 unproductive stores and thirty video rental departments and successfully implemented its new megastore concept design which it now operates in three locations. The Company has substantially completed its 1993 strategic plan.

       The Company intends to concentrate its resources on being the dominant specialty retailer providing prerecorded music and music related products in each of its markets. The Company plans to seek store sites in multiple destination centers that feature music, video and bookstores, and entertainment such as multi screen theaters and comedy clubs, etc. The two new Coconut Grove and South Miami Beach megastores that opened in fiscal 1995 and 1996, respectively, are located in such areas.

       The design of new and renovated stores allow the Company to provide customers with a unique shopping experience. While committing to maintain a comprehensive selection in virtually all music categories, the Company's new stores feature listening posts where hit songs and new releases can be previewed, information kiosks that customers can use to search product listings and an on-line customer service network accessing over 130,000 industry titles for special orders. During fiscal 1995, the Company increased the number of music and video titles it actively manages from 63,000 to 83,000.

       The Company believes that its new megastore concept is unique because of its extensive inventory, variety of product and services, its event oriented marketing styles and their locations, which are heavily trafficked tourist and night life destinations. The Company's megastores typically stay open past midnight and feature hundreds of listening posts, multi-media attractions, cafes and classical listening rooms, and periodically feature local and national artists who perform and sign autographs in these stores. The Company considers these stores an "Amusement Park for the Ears."

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

       During the past two years, a large number of mass merchandisers have begun to sell CDs and cassettes at or below cost in order to attract customers to their stores to generate sales of other products. During the fourth quarter of fiscal 1995, a major mass merchandiser entered the South Florida market. In response, the Company adjusted its regular and promotional pricing and changed and enhanced its marketing and advertising campaigns. See "Competition."

PRODUCTS

       The following table shows the percentage of total revenues attributable to each product group sold in the Company's stores during each of the last five fiscal years:

                                 1995      1994      1993      1992      1991
                                 ----      ----      ----      ----      ----
Audio Products:
        Compact Discs             61%       57%       49%       44%       39%
        Cassettes                 20        22        25        27        29

Video Products:
        Rentals                    3         5         8        12        15
        Sales                      8         8        10         9         9

                                 ---       ---       ---       ---       ---
Other Products:                    8         8         8         8         8
                                 ===       ===       ===       ===       ===
                                 100%      100%      100%      100%      100%


          AUDIO PRODUCTS

          The Company sells prerecorded compact discs and cassettes manufactured by all major domestic and certain foreign manufacturers. The Company also sells blank audio cassettes.

          All of the Company's stores carry a wide assortment of compact discs and cassettes of popular artists on prominent labels, including Columbia, Warner Bros., Sony, Elektra, Atlantic, Polygram, RCA, MCA, Motown, A&M, Arista, Capitol, EMI, SBK and Geffen Records. The Company sells a broad range of music including current popular selections, as well as rock, pop, rap, country, jazz, classical, Latin and other recordings. During fiscal 1995 and 1994 as part of its strategic plan, the Company significantly increased the number of CD and cassette titles it carries in its inventory, particularly in its superstores and megastores.

          Sales of compact discs increased significantly as a percentage of total revenues, from 44% in fiscal 1992 to 61% in fiscal 1995. Estimated market penetration of compact disc players is currently at 44%, and industry projections suggest that sales of compact disc players are likely to increase in the foreseeable future.

          VIDEO PRODUCTS

          As part of its 1993 strategic plan, the Company determined that it would exit the video rental business. As a result of that decision, the Company closed a total of 30 video rental departments during the past three years. The remaining 11 video rental departments may be phased out over the next few years, depending on market conditions.

          All of the Company's stores sell prerecorded video movies. The Company's prerecorded video products consist of current popular feature films, children's films, movie classics, music videos, educational and entertainment titles such as concerts, sporting events and exercise programs. Prerecorded video movies range in sales price from approximately $9 to $99 and average approximately $17, including used copies which were previously in rental inventory. The Company also sells prerecorded movies on laser disc format in 54 of its stores. The retail price of laser discs range in price from $20 to $99 and average approximately $39.

          OTHER PRODUCTS

          The Company carries music-related accessories such as storage and carrying cases for cassettes, compact discs and movies, cleaning and maintenance kits for these products, songbooks and sheet music. The stores also sell music-related boutique items, such as posters, buttons and t-shirts. The new megastores carry items such as magazines, jewelry, trading cards, post cards and musical instruments.

          The Company has opened cafes in its Melbourne, Coconut Grove and South Miami Beach locations serving specialty coffee drinks, premium waters, gourmet teas, pastries, yogurt, sandwiches and salads. The cafe is viewed as a value-added service to the customer, encouraging the customer to remain in the store for longer periods of time. Two of the Company's cafes also sell coffee by the pound, coffee mugs and coffee related gift packages. Magazines and newspapers are merchandised near the cafe area. The cafe in the South Miami Beach location has become a venue for local artists who perform informally.

ADVERTISING AND MARKETING

          The Company's marketing strategy is to position itself as the dominant music entertainment retailer in the geographic areas in which it operates by providing a broad selection of inventory at competitive prices and a high level of customer service. The Company's objective is to appeal to customers' desires for new products and to respond to customers' demands for existing products.

          The Company pursues mass media advertising programs, primarily through radio, television, newspapers and mass mailings, and frequently offers specials and promotions. In conjunction with major music suppliers, the Company participates in special promotions for appearances of prominent recording artists. The Company attempts to maximize the cost effectiveness of radio and television advertising by concentrating its stores around major media markets. Approximately 60% of the Company's advertising budget will be placed on radio. This enables the Company to target specific customer musical tastes such as Latin, classical, jazz and alternative rock. The Company is also developing a mailing list to target classical and jazz customers as well as customers who purchase children's product.

          The Company has hired an events coordinator to book local and national recording artists of all musical genres to perform in its megastores. This has resulted in a differentiated shopping experience for the Company's customers and a unique marketing strategy. The events coordinator is also responsible for community relations and promotions with local charities.

          The Company's advertising stresses promotional pricing, broad assortment and depth of merchandise, as well as the convenience of its store locations. The Company's approach is to be flexible in decisions regarding advertising and to make changes, where necessary, to advertising on short notice in order to publicize product promotions and to take advantage of new products or unexpected market developments.

          Most of the suppliers from whom the Company purchases prerecorded music and blank audio and video tapes offer their customers an advertising allowance which is often based on a percentage of the customer's purchases. Usually these allowances require a participating customer to submit advertising campaigns to the appropriate vendor for approval prior to their use. The Company takes full advantage of such advertising allowances.

          During fiscal 1993, the Company completed a new store design which includes a new layout, fixtures, wall and window treatments, newly designed signage materials, listening posts and special display areas featuring new releases, information kiosks and an on-line customer service network. The Company renovated five stores to its new design in fiscal 1994 and one store in fiscal 1995. The Company plans to build all future stores using elements of its new store design.

PURCHASING AND INVENTORY

          Substantially all the products sold by the Company are purchased under individual purchase orders from manufacturers who deliver the merchandise within several days after an order is placed. The Company purchases merchandise for all of its stores from approximately 200 suppliers. Approximately 59% of the merchandise purchased during the year ended July 31, 1995, came from the nine largest vendors, with one vendor supplying 14% of the merchandise purchased. Management believes that alternate sources of supply are available for each category of merchandise purchased by the Company.

          Approximately 93% of merchandise for sale in the Company's stores is delivered directly to the Company's Miami, Florida distribution center and is generally distributed two times a week to the stores in Southeast Florida on two Company trucks. Deliveries from the distribution center to stores outside of this area, including Puerto Rico, are made by common carriers which in most cases provide next day service. The balance of the inventory for the Company's stores is shipped by suppliers directly to the stores. The amount of merchandise distributed to each store is based on model stock levels which are adjusted dynamically based on recent sales trends for each store.

          Under current trade practices in the prerecorded music industry, the Company may return most products to manufacturers. Most manufacturers from whom the Company purchases prerecorded music do not have limitations on product returns, but have return penalties which range from zero to 35% of unit cost. Manufacturers of video movies limit the return privilege to approximately 10-20% of purchases. Video rental products usually are not eligible for return to the manufacturer. Notwithstanding these limitations, the Company has been able to return substantially all music and video inventory that it has desired to return. The return privilege policy as currently offered by manufacturers of prerecorded music and video cassettes may change in the future. During fiscal 1995, the Company returned approximately 18% of its purchases to the manufacturers.

STORE OPERATIONS AND PERSONNEL

          All of the Company's stores are typically open seven days a week, including weekday and Saturday evenings. Each store has a manager and assistant manager who are responsible for supervising customer service associates and generally assuring that the store is managed in accordance with the Company's guidelines and procedures. The Vice President - Store Operations and Human Resources and two district managers supervise the operation of the Company's stores within their territories and visit those stores regularly to provide on-site management and support of the store managers. A Senior Manager program has been implemented which gives experienced managers responsiblity for three to five stores while continuing to manage their own stores. The Company has an incentive cash bonus plan for its district and store managers based upon various performance criteria.

          The number of trained managers and assistant managers of the Company's existing stores provides it with a pool of experienced managers with which to help staff its future stores. In addition, the Company recruits managers with prior experience from outside sources. The Company has a formal "Manager-in-Training" program for associates who have been identified or hired as potential store managers. The program includes a manager's handbook, video training films, classroom study and on-the-job training, and assures the Company the continued availability of talented and well trained managers. The Vice President - Store Operations and Human Resources oversees the Company's recruiting, training, compensation and benefits programs.

          Customer sales transactions are processed on point-of-sale cash terminals. Approximately 66% of the Company's sales are made for cash or check, with the balance under national credit card plans in which the Company assumes no credit risk and pays between 1.7% and 3% of credit card sales as a service charge. The Company's policy is to exchange or give refunds for merchandise that is defective or unopened or for which customers express dissatisfaction.

          As of July 31, 1995, the Company had approximately 526 full-time and 420 part-time employees (associates). Additional temporary associates are usually added during peak sales periods. None of the Company's associates are covered by any collective bargaining agreement. The Company has never experienced a strike or work stoppage, and management believes that relations with its associates are good.

          All customer service associates are compensated on an hourly basis and do not receive sales commissions. To encourage sales efforts, the Company jointly with its vendors sponsor store sales and display contests. The Company stresses promotion from within its organization.

MANAGEMENT INFORMATION SYSTEMS

          The Company has an automated, bar code based, inventory management and distribution system, which enables it to centrally purchase and manage inventory, control the quantity and type of inventory in each store, and keep in-store payroll and product costs to a minimum. With this system, substantially all products are purchased centrally and distributed to the Company's stores. The Company uses a model stock concept to control store inventory levels. Such model stock levels are adjusted dynamically, on an on-going basis, based primarily on recent sales trends.

          The Company has an automated store transfer and product returns inventory handling system. The Company routinely calls back non-selling merchandise from its stores. Merchandise returned from a store is scanned into the computer by an operator using bar-code laser scanners. The computer instructs the operator as to the product's disposition. Such merchandise may either be returned to regular warehouse stock or returned to the vendor, depending on its status and recent sales history. This process has reduced handling and increased accuracy and productivity in processing store transfers and product returns. Under this system, returns made by one store can be used to replenish the inventory of another store thereby avoiding return penalties and lowering purchasing costs.

          During fiscal 1989, the Company installed new point-of-sale ("POS") hardware and software. The Company's POS system utilizes laser scanners which read the product bar code, perform price look-up (including items on "sale"), capture complete and accurate sales data and process credit card transactions. The POS terminals are polled nightly by the Company's central computer to retrieve cash accountability, sales and inventory data. Simultaneously with the nightly polling process, the Company updates its sales, cash management, perpetual inventory and inventory replenishment files. On a daily basis, cash accountability, sales audit and exception reports are reviewed to determine if further audit is needed. Utilizing the POS terminals, store managers can order products, report cash deposits, enter information about newly hired associates and report payroll hours. The Company continues to utilize portable data collection devices to process store transfers and physical inventories.

          During fiscal 1995, the Company installed a new POS system, which is multi-user, micro-computer based. The new software allows enhanced functionality and increased efficiencies in the selling process including faster checkout and credit card authorization and streamlining of certain transactions such as gift certificates and concert ticket sales. The system gives the store manager new back office functionality to control shrinkage by providing more detailed information on customer transactions by cashier. There are also new reporting features at the store level for top sellers allowing the store managers to identify and replenish fast-selling products. Certain high traffic stores are equipped with electronic journaling, signature capture and check verification. The new POS system also allows for tracking the effectiveness of coupon promotions.

          The Company also has an on-line customer service network which allows store personnel to access information in the Company's central computer system. Using the customer service network, associates can inquire about inventory status and availability, or take customer special orders which are trasmitted to the Company's distribution center or directly to a vendor using Electronic Data Interchange (EDI). The Company believes the customer service network is unique among music retailers in its markets.

          During the fourth quarter of fiscal 1994, the Company completed the installation of a new Data General Aviion 9500 UNIX based, high availability central computer. The conversion to a new central computer has enabled the Company to increase productivity and response time and implement a local area network and data base sales analysis tools.

          During fiscal 1995, the Company utilized Electronic Data Interchange
(EDI) to conduct business with several of its suppliers. The EDI program includes electronic transmission of purchase orders directly to the vendors' computer, the electronic receipt of the vendors' invoice and direct shipment of product to the stores. Merchandise received in the stores is entered and matched against the electronic invoice transmission which is further used to update the Company's perpetual inventory and accounts payable files. The Company plans to expand its EDI program during fiscal 1996 to include many of its major vendors.

SERVICEMARKS

          All of the Company's stores operate under the name "Spec's." The mark "Spec's" and the Company's logo are servicemarks registered with the United States Patent and Trademark Office. The mark and logo are important to the Company's business in connection with its advertising and promotional activities. The Company has also registered the name "Spec's" and logo as a servicemark in the State of Florida.

COMPETITION

          The business in which the Company operates is highly competitive in that there are many retailers which sell many of the same products carried by the Company. The Company competes with mass merchants, discount stores, video rental outlets, electronic and computer stores, book stores, mail order clubs, warehouse outlets and specialty music stores. Many of the Company's competitors are national in scope and have greater financial resources than the Company. In addition, the Company's products may compete with other forms of entertainment such as movies, concerts, video games, CD ROM, computers and software. The Company also competes for new store locations and for existing locations as leases come up for renewal.

          The Company competes principally by offering a broad selection of merchandise at competitive prices, with a strong emphasis on customer service, store appearance and atmosphere. The Company believes that its success is dependent primarily upon the widespread consumer recognition of the "Spec's" name in its geographic markets, the number, quality and location of its stores, its pricing policies, its marketing expertise, which enables it to respond quickly to consumers' changing tastes, the depth and breadth of merchandise offered in its stores, and its advertising program.

          During the past two years, a large number of mass merchandisers have begun to sell cassettes and CDs at or near cost in order to attract customers to their stores to generate sales of other products. During the fourth quarter, a national electronic retailer entered the South Florida market with seven stores. During the summer of 1995, several other South Florida competitors lowered prices on compact discs and cassettes in response to the new arrival. The Company is constantly revising and evaluating its pricing policy in order to remain competitive. Despite these pricing pressures, the Company believes that its superior locations, megastore concept, extensive selection of titles and premium customer service will allow it to compete effectively in its markets.

ITEM 2. PROPERTIES.

          The Company leases 56 stores and owns the land and building of a former store located in Gainesville, Florida, which was sublet subsequent to year end. The Company also owns the buildings of stores located in Tampa, Florida and Miami Beach, Florida, the latter of which opened subsequent to fiscal 1995 year-end. The stores contain an average of approximately 6,400 square feet of total space with selling area averaging approximately 91% of total space. Twenty-one of the Company's stores are located in enclosed malls, nine stores are freestanding and the remainder are located in shopping centers and downtown areas. The Company operates 21 superstores which typically contain 7,000-10,000 square feet and two megastores with at least 20,000 square feet in the Sawgrass Mills Mall in Sunrise, Florida, and in the Coconut Grove area of Miami. Subsequent to year end, the Company opened its third megastore in South Miami Beach and an additional store in an enclosed mall location.

         Store leases generally provide for fixed monthly rental payments and require the Company to pay real estate taxes and certain other charges. In some leases, the monthly rental payment is subject to escalation formulas and, in other leases, additional rent based on a percentage of net sales, ranging from 3% to 7%, may also be due. The Company's leases have terms ranging from three to fifteen years and many have renewal options for longer terms. The Company's leases expire at various times between 1995 and 2010. For the year ended July 31, 1995, the Company's rental expense was $8,542,000 including $383,000 in percentage rental. All of the Company's stores are leased from unrelated parties, except the South Dixie Highway store in Coral Gables and 66th Street in St. Petersburg which are leased from trusts; the trustees and beneficiaries of which include Ann S. Lieff, President of the Company, and Rosalind S. Zacks and William A. Lieff, Vice Presidents of the Company. The lease for the Coral Gables store expires during the first quarter of fiscal 1996. In March, 1995, disinterested members of the Board of Directors approved a renewal of this lease, which the Company is currently negotiating.

         The Company's executive offices and distribution center comprise 56,000 square feet of space located near Miami International Airport. The lease for the premises contains a five year term and expires in 1996, with renewal options. During the first quarter of fiscal 1995, the Company air conditioned its distribution center and built a 7,000 square foot addition to its second floor mezzanine.

Spec's Music Locations

FLORIDA

NORTH CENTRAL

/bullet/ University Drive
         Gainesville

/bullet/ 34th Street Plaza
         Gainesville

/bullet/ Silver Springs Boulevard
         Ocala

/bullet/ Paddock Mall
         Ocala

/bullet/ Parkway Center
         Tallahassee

SOUTH CENTRAL

/bullet/ South Florida Avenue
         Lakeland

/bullet/ Spring Lake Square
         Winter Haven

/bullet/ Winter Haven Mall
         Winter Haven

/bullet/ Walden Wood
         Plant City

/bullet/ Lakeland Square Mall
         Lakeland

TAMPA BAY

/bullet/ Cortez Road
         Bradenton

/bullet/ Seminole Mall (2)
         Seminole

/bullet/ Highway 60
         Brandon

/bullet/ 66th Street
         St Petersburg

/bullet/ Fowler Avenue
         Tampa

/bullet/ North Dale Mabry
         Tampa

/bullet/ Town & Country
         Tampa

SOUTHWEST

/bullet/ Gulf Gate Mall
         Sarasota

/bullet/ Tamiami Trail
         Sarasota

/bullet/ Sarasota Square Mall
         Sarasota

/bullet/ Winkler Avenue
         Ft. Myers

/bullet/ Tamiami Trail
         Naples

/bullet/ Pelican Bay Mall
         Naples

CENTRAL

/bullet/ Shoppes of Melbourne
         Melbourne

TREASURE COAST

/bullet/ Luria Plaza
         Vero Beach

/bullet/ Regency Plaza
         Stuart

/bullet/ Market Place
         Jensen Beach

/bullet/ Okeechobee Boulevard
         Palm Beach

/bullet/ Palm Beach Mall
         West Palm Beach

/bullet/ Congress Avenue
         Boynton Beach

SOUTHEAST

/bullet/ South Dixie Highway
         Coral Gables

/bullet/ Westland Mall
         Hialeah

/bullet/ Dadeland Mall
         Miami

/bullet/ Miracle Center
         Miami

/bullet/ Mall of the Americas
         Miami

/bullet/ SE 1st Street
         Downtown Miami

/bullet/ Columbus Bazaar
         Downtown Miami

/bullet/ Biscayne Boulevard
         North Miami

/bullet/ NE 209th Street
         North Miami

/bullet/ 163rd Street Mall
         North Miami Beach

/bullet/ Kennedy Drive
         Key West

/bullet/ Duval Street
         Key West

/bullet/ Suniland Center
         South Miami

/bullet/ Sawgrass Mills
         Sunrise

/bullet/ Washington & Lincoln (2)
         Miami Beach

/bullet/ South Dixie Highway
         Miami

/bullet/ Kendall Drive
         Miami

/bullet/ Pines Boulevard
         Pembroke Pines

/bullet/ Cutler Ridge Mall
         Miami

/bullet/ Crossroads
         Homestead

/bullet/ Aventura Mall
         North Miami

/bullet/ Miami International Mall
         Miami

/bullet/ 49th Street
         Hialeah

/bullet/ Grand Avenue
         Coconut Grove

/bullet/ 5th & Collins (1)
         South Miami Beach

/bullet/ Coral Square Mall (1)
         Coral Springs

PUERTO RICO

/bullet/ Plaza Las Americas
         Hato Rey

/bullet/ Plaza Del Caribe Mall
         Ponce

/bullet/ Santa Rosa Mall
         Bayamon

/bullet/ Monteheidra Mall
         Monteheidra

-------------------------
(1) Opened in fiscal 1996

(2) Closed in fiscal 1996

ITEM 3. LEGAL PROCEEDINGS.

  There are no material legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                               EXECUTIVE OFFICERS

All executive officers of the Company were elected to their present offices at the Annual Meeting of the Board of Directors held on June 12, 1995. The following table sets forth, as of October 1, 1995, certain information regarding the executive officers of the Company.

                            PRINCIPAL BUSINESS EXPERIENCE
NAME                  AGE   DURING THE PAST FIVE YEARS
----                  ---   -----------------------------

Martin W. Spector     90    Chairman of the Board of Directors of the Company
                            since 1980; President and Chief Executive Officer and Director of the Company and its predecessors
                            1948-1980.

Ann S. Lieff          43    President and Chief Executive Officer of the Company
                            since 1980; Director since 1979.

Vicki Carmichael      45    Vice President - Store Operations and Human
                            Resources since April, 1995; Vice President - Human
                            Resources from April 1993 to April 1995; Vice
                            President from September 1987 to April 1993;
                            Assistant to the President of the Company 1985 -
                            September 1987; Regional Director 1983 - 1985; Store
                            Manager 1979 - 1983.

Jeffrey Clifford      44    Vice President - Merchandising and Marketing since
                            April, 1995; Vice President - Store Operations from
                            April 1993 to April 1995; Vice President from
                            September 1987 to April 1993; Regional Supervisor from 1985 to September 1987; Store Manager 1978 -
                            1985.

William A. Lieff      51    Vice President - Development of the Company since
                            1980; Store Manager and other positions 1975 - 1980.

Dorothy J. Spector    76    Secretary and a Director of the Company since its
                            incorporation in 1970.

Rosalind S. Zacks     45    Vice President since April 1993; Executive Vice
                            President and Treasurer of the Company from 1981 to 1993; Director since 1979.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

STOCK PRICE INFORMATION

The Company's Common Stock is traded in the NASDAQ National Market System under the symbol "SPEK." The following table shows high and low bid price information as quoted by NASDAQ for the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

1995                  HIGH     LOW            1994                 HIGH    LOW
First quarter         5-3/4    4-1/4          First quarter        6-1/2   3-7/8
Second quarter        6        4-1/4          Second quarter       8-1/4   5-3/4
Third quarter         6-1/2    3-1/2          Third quarter        8-1/4   4-1/2
Fourth quarter        4-1/4    3              Fourth quarter       7-1/4   5

The Company has not paid any cash dividends on its common stock during the periods shown, and does not intend to pay dividends in the foreseeable future. Under the Company's new credit agreement, cash dividends are limited to 25% of earnings. (See Item 8, Note E.)

On October 16, 1995, the Company had 5,247,762 shares of common stock outstanding held by 447 stockholders of record, and approximately 2,100 beneficial owners.

ITEM 6.       SELECTED FINANCIAL DATA.


YEARS ENDED JULY 31,                                              1995         1994         1993         1992          1991

(IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

EARNINGS STATEMENT DATA:

Revenues                                                       $79,603      $78,388     $ 72,733     $ 63,056      $ 59,534

Gross profit                                                    28,406       28,590       26,664       22,929        22,156

Store operating, general and administrative expenses            26,338       24,136       22,834       20,157        19,248

Restructuring charge                                                --           --        3,204           --            --

Interest (expense) and other income                               (410)          44        1,013          128          (113)
                                                               -------      -------     --------     --------      --------
Earnings before income taxes                                     1,658        4,498        1,639        2,900         2,795

Income taxes                                                       626        1,681          485          970         1,029
                                                               -------      -------     --------     --------      --------
Net earnings                                                   $ 1,032      $ 2,817     $  1,154     $  1,930      $  1,766
                                                               =======      =======     ========     ========      ========
Net earnings per common share                                  $   .20      $   .54     $    .22     $    .36      $    .33
                                                               =======      =======     ========     ========      ========
Weighted average number of common shares outstanding             5,248        5,264        5,195        5,338         5,342
                                                               =======      =======     ========     ========      ========

BALANCE SHEET DATA (AS OF JULY 31,):

Working capital                                                $16,263      $12,117     $ 10,779     $  8,325      $  7,342
Total assets                                                    46,058       37,364       31,155       29,035        26,840
Capital lease obligation and long term debt                     11,435           67           97          126         1,600
Common stockholders' equity                                     23,168       22,000       18,971       18,269        16,692
Common stockholders' equity per share                             4.41         4.22         3.66         3.47          3.13
Return on sales                                                   1.3%         3.6%         1.6%         3.1%          3.0%
Return on average common stockholders' equity                     4.6%        13.8%         6.2%        11.0%         11.2%


OPERATING DATA:

Number of stores (at July 31)                                       58           55           56           63            57
Weighted average revenue per store                          $1,385,000   $1,375,000   $1,198,000   $1,095,000    $1,037,000
Square feet of selling space (at July 31)                      336,130      280,100      273,400      323,900       288,300
Weighted average revenue per square foot
  of selling space                                          $      266   $      279   $      242   $      210    $      210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Earnings bear to revenues and the percentage change in those items from period to period.

                                                         PERCENTAGE OF REVENUES
YEARS ENDED JULY 31,                                     1995     1994     1993
Product sales                                            97.1%    95.3%    91.7%
Video rental                                              2.9      4.7      8.3
                                                        -----    -----    -----

Total revenues                                          100.0    100.0    100.0

Gross profit - product sales                             35.1     35.6     35.6
Gross profit - video rental                              55.9     55.1     48.3
                                                        -----    -----    -----

Total gross profit                                       35.7     36.5     36.7

Store operating, general and administrative expenses     33.1     30.8     31.4
Restructuring charge                                      --       --       4.4
Other income                                             (0.5)     0.1      1.4
                                                        -----    -----    -----

Earnings before income taxes                              2.1      5.7      2.3
Income taxes                                               .8      2.1      0.7
                                                        -----    -----    -----

NET EARNINGS                                              1.3      3.6      1.6
                                                        =====    =====    =====


                                                     PERIOD TO PERIOD PERCENTAGE
                                                           INCREASE (DECREASE)
YEARS ENDED JULY 31,                                     1995     1994     1993
Product sales                                             3.5%    12.0%    20.2%
Video rental                                            (38.0)   (38.6)   (20.1)
Total revenues                                            1.6      7.8     15.3
Gross profit - product sales                              2.2     11.8     21.6
Gross profit - video rental                             (37.1)   (30.0)   (14.0)
Total gross profit                                        (.6)     7.2     16.3
Store operating, general and administrative expenses      9.1      5.7     13.3
Restructuring charge                                      --       --       n/m
Other income (expense)                                    n/m    (95.7)   691.1
Earnings before income taxes                            (63.1)   174.3    (43.5)
Income taxes                                            (62.8)   246.1    (50.0)
NET EARNINGS                                            (63.4)   144.1    (40.2)

RESULTS OF OPERATIONS

REVENUES

Total revenues increased by $1,215,000 or 1.6% from fiscal 1994 to fiscal 1995. On a same-store basis (stores open more than one year) revenue decreased by 2.3% over last year.

Revenue from product sales rose by 3.5% for the chain as a whole and decreased by .8% on a same-store basis. The increase in product sales is due to the addition of eleven new stores during fiscal 1995. Same-store revenues declined primarily because of the lack of significant new hit release titles which contribute not only to greater sales but to greater in-store traffic. In addition, the entry of a significant new competitor in the Company's South Florida market has contributed to lower same-store revenues particularly in the fourth quarter.

Video rental revenue decreased by 38% for the chain as a whole and by 15% on a same-store basis as compared to fiscal 1994. The closing of one video rental department, and lower demand contributed to lower revenue.

Revenue also declined due to an increase in competition. During the past two years, a large number of mass merchandisers have begun to sell CDs and cassettes at or near cost in order to attract customers to their stores to generate sales of other products. During the fourth quarter of fiscal 1995, a national electronic mass merchandiser has entered the South Florida market with a significant number of new stores which offer CDs and cassettes at prices which are lower than those offered by the Company. The entry of this competitor has caused other competitors in the market to lower their prices. In response, the Company has selectively reduced its compact disc prices which resulted in lower revenues and lower margins. See "Competition."

The Company plans to continue to review and adjust its prices and increase its marketing and advertising campaign, particularly as it relates to its new megastore concept. However, the Company believes that in the foreseeable future, same-store revenues may decrease.

From fiscal 1993 to fiscal 1994, total revenues increased by $5,655,000 or 7.8% for the chain as a whole. On a same-store basis, revenues increased by 10%.

Revenue from product sales rose by 12% for the chain as a whole and by 13% on a same-store basis in fiscal 1994. This increase is due in part to a 50% increase in the number of titles carried in many of the Company's stores to meet increased demand for audio compact discs and video laser discs. Audio compact discs and video laser discs are the Company's fastest growing configurations and have higher retail prices than audio cassettes and VHS tape which experienced declining sales in fiscal 1994. During fiscal 1994, the Company converted a portion of the seling square footage in nine stores from video rental to product sales, which also contributed to increased product sales.

In fiscal 1994, video rental revenue decreased by 39% for the chain as a whole and by 9% on a same-store basis. The closing of 13 video rental departments, including nine in existing stores and lower demand for video rentals contributed to lower revenue.

Weighted average revenue per store increased by .7% to $1,385,000 in fiscal 1995 and increased by 15% in fiscal 1994. The weighted average revenue per square foot of selling space decreased to $266, or 4.7% in fiscal 1995 and increased to $279 or 15% in fiscal 1994. The decrease in fiscal 1995 reflects the addition of larger stores toward the end of the fiscal year. The improvement in 1994 was achieved by increasing inventory levels and product selection which increased demand for the Company's products and the closure of 12 underperforming stores in 1993 and six stores in 1994.

GROSS PROFIT

Gross profit for product sales, which is net of product management and distribution costs, was 35.1% in fiscal 1995 and 35.6% in fiscal 1994 and 1993. Gross profit declined in fiscal 1995 primarily because of promotional markdowns and the continued shift in sales mix to compact and laser discs, which have lower gross margins than audio cassettes and VHS tapes.

During the course of the year, and in particular during the fourth quarter, the Company reduced its regular shelf and promotional prices in certain markets for certain products in order to respond to a changing competitive environment. The Company believes that it will be necessary to continue to offer such reduced prices during the current fiscal year.

Gross profit for video rentals was 55.9%, 55.1% and 48.3% in fiscal 1995, 1994 and 1993, respectively. Since fiscal 1993, the Company closed 30 video rental departments. Most of the departments closed had experienced declining revenue and gross profits.

Total gross profit was 35.7%, 36.5% and 36.7% in fiscal 1995, 1994 and 1993, respectively. The Company expects total gross profit as a percentage of revenue to decline in the foreseeable future because of its continued shift in sales mix to compact discs, continued decline of video rental revenues and increased pricing pressures due to a heightened competitive environment, described above.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses were 33.1%, 30.8% and 31.4% of revenues in fiscal 1995, 1994 and 1993, respectively. Store occupancy costs, as a percentage of revenue, increased significantly because of a decline in same-store revenue and because of the impact of eleven new store openings during fiscal 1995, whose expenses were higher relative to revenue in their initial year of operations. In addition, depreciation and amortization during fiscal 1995 also increased as a percentage of revenue because of capital investment associated with new stores and the expansion and renovation of one store and the Company's distribution center. During fiscal 1995, the Company incurred significantly higher professional fees associated with the engagement of PaineWebber, Incorporated, described below. Store operating, general and administrative expenses declined as a percentage of revenues in fiscal 1994 due to same-store revenue increases and the closure of underperforming stores.

RESTRUCTURING CHARGE

As part of its 1993 strategic plan, the Company provided for a $3.2 million ($2.0 million after tax or $.38 per share) restructuring charge to cover the cost of closing 11 stores, eliminating all video rental departments including rental inventory write-down, and abandoning certain assets as part of its new design renovation program. The plan also included a major expansion of the chain, new logo and store design, organizational changes and a planned shift in the Company's merchandising mix and market coverage.

Since the adoption of its strategic plan, the Company has opened 18 new stores, renovated 6 stores, closed 14 stores, eliminated 30 video rental departments and abandoned certain assets as part of its store renovation program at a combined cost of approximately $2.9 million. The Company considers its 1993 strategic plan substantially completed.

INTEREST EXPENSE AND OTHER INCOME

The Company incurred interest expense of $442,000 in fiscal 1995, $46,000 in fiscal 1994 and $21,000 in fiscal 1993. The significant increase in fiscal 1995 is due to capital investment and working capital related to new store expansion and renovations in fiscal 1995 which required the Company to increase its borrowings to $11.4 million at the end of such fiscal year. The Company expects its borrowings to remain at or near the current level in the foreseeable future and accordingly expects interest expense in fiscal 1996 to be higher than it was in fiscal 1995. During fiscal 1993, the Company recorded a $954,000 ($585,000 after tax or $.11 per share) gain from insurance proceeds for business interruption and property damage incurred from Hurricane Andrew, which is included in other income.

INCOME TAXES

The effective income tax rate as a percentage of earnings before income taxes, was 37.7%, 37.4% and 29.6% in fiscal 1995, 1994 and 1993, respectively. The decrease in the effective rates in fiscal 1993 is due principally to the availability of certain tax credits which reduced the federal and state income tax liability.

NET EARNINGS

Net earnings for fiscal 1995, were $1,032,000 or $.20 per share, compared to $2,817,000 or $.54 per share in fiscal 1994. Fiscal 1995 earnings decreased by 63.4% because of lower same-store sales and lower gross margins resulting from increased competition and higher store operating, general and administrative costs associated with new store openings. Fiscal 1994 earnings increased because of increased same-store revenue and the absence of the restructuring charge from fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $16.3 million, $12.1 million and $10.8 million at July 31, 1995, 1994 and 1993, respectively. The increase in working capital in fiscal 1995 was the result of working capital provided by operations, the reclassification of the company's line-of-credit facility to long-term debt and the use of long-term debt to finance inventory. The increase in working capital during fiscal 1994 was the result of working capital provided by operations reduced by the cost of property and equipment acquired for new and existing stores.

Cash flows from operating activities provided $.4 million, $2.3 million and $4.2 million in fiscal 1995, 1994 and 1993, respectively. In both fiscal 1995 and 1994, increases in inventory levels net of accounts payable, which increased by $3.1 million, $2.6 million and $1.8 million in 1995, 1994 and 1993, respectively, contributed to lower operating cash flows. During fiscal 1995 and 1994, the Company increased its inventory level by increasing the number of titles offered in many of its stores and by opening new and larger stores.

Cash flows used in investing activities increased from $4.6 million in fiscal 1994 to $10.9 million in fiscal 1995. The primary reason for the increase is the significant capital investment related to property and equipment for 11 new stores opened during fiscal 1995 and preparation for two stores which opened in the first quarter of fiscal 1996. This increase in property and equipment was partially offset by a decrease in net video rental inventory investing activities.

At July 31, 1994, the Company had a $7 million unsecured revolving line-of-credit, which had an outstanding balance of $1.6 million. On September 20, 1994, the Company entered into a new 10 year credit agreement which includes a $15 million revolving credit facility (declining to $6 million by 2003) and a $1 million standby letter of credit facility which expires December 1996. Under its new credit agreement, the Company has agreed not to incur or create certain additional indebtedness or liens on the Company's assets other than real estate mortgage financing and unsecured convertible subordinated debt, without the lender's consent. The Company is further required to maintain certain financial ratios related to net worth, leverage and fixed charges coverage and has further agreed to limit the amount of cash dividends paid to 25% of net earnings. Effective July 31, 1995, the Company and its lender entered into a modification to its credit agreement to ease certain of the financial covenants contained therein. The Company is continuing to negotiate with its lender to obtain additional modifications to certain of the covenants. In the event the Company is unable to obtain such modifications, the Company may, if appropriate, seek to refinance such loan, the ability of which no assurance can be given. Borrowings under the new credit agreement bear interest at the LIBOR rate plus 150 basis points or the Company may fix its interest rate for periods not to exceed five years at 150 basis points over the corresponding U.S. Treasury security yield. At July 31, 1995, the Company had an outstanding balance of $11.4 million under the credit agreement.

The Company substantially completed its current expansion program during the first quarter of fiscal 1996. The Company's future liquidity and its ability to reduce its long term debt level depends upon its ability to generate cash flow from operating activities by reducing its store operating, general and adminstrative expenses and increasing its inventory turnover rate. The Company's future profitibility or the lack thereof, will have a substantial impact on its liquidity and the availability of capital resources necessary to conduct its business, renovate its stores and open additional new stores.

On November 9, 1994, the Company announced that it had engaged PaineWebber Incorporated to act as its financial advisor in connection with exploring a potential sale of the Company and to review the Company's other strategic and financial alternatives. On March 14, 1995, the Company announced that it had ended its exploration of the sale of the Company. The Company however, will continue to explore appropriate opportunities that will enhance the Company's value.

INFLATION AND ECONOMIC TRENDS

The Company is affected by general economic trends, particularly in Florida and Puerto Rico. The Company does not believe that inflation has had a material effect on the results of its operations during the past three fiscal years.

SEASONALITY

The Company experiences higher sales volume during the Christmas selling season. Revenues during the month of December, as a percentage of annual revenues, were 16.7%, 16.0% and 15.3% in fiscal 1995, 1994 and 1993, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Spec's Music, Inc., and Subsidiary
Miami, Florida

We have audited the consolidated balance sheets of Spec's Music, Inc. and Subsidiary (the "Company") as of July 31, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spec's Music, Inc. and Subsidiary as of July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
October 6, 1995

CONSOLIDATED BALANCE SHEETS

July 31,                                                                   1995                             1994

ASSETS
CURRENT ASSETS:
Cash and equivalents                                               $    552,224                     $  1,339,140
Receivables                                                             722,945                          462,210
Inventories                                                          24,464,990                       23,638,987
Prepaid expenses                                                      1,017,706                          570,166
Prepaid income taxes                                                    280,000                           87,000
Deferred tax asset                                                      537,000                          897,000
                                                                   ------------                     ------------

   Total current assets                                              27,574,865                       26,994,503

Video rental inventory, net                                             722,899                          835,296
Property and equipment, net                                          16,587,026                        8,652,579
Other assets                                                          1,173,371                          881,597
                                                                   ------------                     ------------

   Total assets                                                    $ 46,058,161                     $ 37,363,975
                                                                   ============                     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolving line-of-credit                                                     --                     $  1,600,000
Accounts payable                                                      8,308,785                       10,398,392
Accrued expenses                                                      2,751,813                        2,146,626
Restructuring charge                                                    251,203                          732,155
                                                                   ------------                     ------------

   Total current liabilities                                         11,311,801                       14,877,173

Long term debt                                                       11,400,000                               --
Capital lease obligation                                                 34,732                           67,152

Deferred income taxes                                                   144,000                          420,000

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
   shares authorized; 5,343,808 and 5,355,158
   shares issued at 1995 and
   1994, respectively                                                    53,439                           53,552
Additional paid-in capital                                            3,835,604                        3,918,256
Retained earnings                                                    19,762,157                       18,729,886
Less 96,046 and 139,391 shares in treasury,
   at cost, in 1995 and 1994, respectively                             (483,572)                        (702,044)
                                                                   ------------                     ------------

   Total stockholders' equity                                        23,167,628                       21,999,650
                                                                   ------------                     ------------

   Total liabilities and stockholders' equity                      $ 46,058,161                     $ 37,363,975
                                                                   ============                     ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended July 31,                                                    1995             1994              1993

REVENUES:
Product sales                                                      $ 77,306,250     $ 74,681,858      $ 66,694,263
Video rentals                                                         2,296,892        3,705,869         6,038,993
                                                                   ------------     ------------      ------------

Total revenues                                                       79,603,142       78,387,727        72,733,256

Cost of goods sold - product sales                                   50,182,698       48,132,054        42,948,723
Cost of goods sold - video rental                                     1,014,070        1,665,758         3,120,799
                                                                   ------------     ------------      ------------

Gross profit                                                         28,406,374       28,589,915        26,663,734

Store operating, general and administrative expenses                 26,337,806       24,136,232        22,834,134
Restructuring charge                                                         --               --         3,203,655
                                                                   ------------     ------------      ------------

Operating income                                                      2,068,568        4,453,683           625,945

Other income (expense):
Insurance settlement                                                         --               --           954,373
Interest income                                                              --           26,526            29,101
Interest expense                                                       (441,527)         (46,100)          (21,100)
Other                                                                    31,230           63,216            51,111
                                                                   ------------     ------------      ------------

Total other income (expense)                                           (410,297)          43,642         1,013,485
                                                                   ------------     ------------      ------------

Earnings before income taxes                                          1,658,271        4,497,325         1,639,430
Provision for income taxes                                              626,000        1,680,549           485,500
                                                                   ------------     ------------      ------------

NET EARNINGS                                                       $  1,032,271     $  2,816,776      $  1,153,930
                                                                   ============     ============      ============

NET EARNINGS PER COMMON SHARE                                      $        .20     $        .54      $        .22
                                                                   ============     ============      ============

Weighted average number of common shares outstanding                  5,248,000        5,264,000         5,195,000
                                                                   ============     ============      ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY

                                                                ADDITIONAL
                                          COMMON STOCK           PAID-IN       RETAINED         TREASURY STOCK
                                       SHARES      AMOUNT        CAPITAL       EARNINGS      SHARES        AMOUNT           TOTAL
Balance, July 31, 1992              5,370,858    $ 53,709    $ 3,980,639    $14,759,180    (105,000)    ($525,004)    $18,268,524

Net earnings                               --          --             --      1,153,930          --            --       1,153,930
Repurchase of common stock                 --          --             --             --    (109,733)     (554,154)       (554,154)
Contributions to 401(K) Plan               --          --         (1,303)            --       9,821        49,105          47,802
Cancellation of restricted
  stock award                          (8,000)        (80)       (51,828)            --          --            --         (51,908)
Restricted stock awards granted            --          --        (11,850)            --      23,700       118,500         106,650
                                    ---------    --------    -----------    -----------    --------     ---------     -----------
Balance, July 31, 1993              5,362,858    $ 53,629    $ 3,915,658    $15,913,110    (181,212)    ($911,553)    $18,970,844

Net earnings                               --          --             --      2,816,776          --            --       2,816,776
Exercise of stock options                  --          --            130             --       3,168        15,967          16,097
Contribution to 401(K) Plan                --          --         11,192             --       9,753        49,042          60,234
Cancellation of restricted
  stock award                          (7,700)        (77)       (37,624)            --          --            --         (37,701)
Restricted stock awards granted            --          --         28,900             --      28,900       144,500         173,400
                                    ---------    --------    -----------    -----------    --------     ---------     -----------

Balance, July 31, 1994              5,355,158    $ 53,552    $ 3,918,256    $18,729,886    (139,391)    ($702,044)    $21,999,650

Net earnings                               --          --             --      1,032,271          --            --       1,032,271
Exercise of stock options                  --          --            187             --       1,334         6,737           6,924
Contributions to 401(K) Plan               --          --         (9,006)            --      12,711        64,063          55,057
Cancellation of restricted
  stock award                         (11,350)       (113)       (58,011)            --          --            --         (58,124)
Restricted stock awards granted            --          --        (15,822)            --      29,300       147,672         131,850
                                    ---------    --------    -----------    -----------    --------     ---------     -----------

Balance, July 31, 1995              5,343,808    $ 53,439    $ 3,835,604    $19,762,157     (96,046)    ($483,572)    $23,167,628
                                    =========    ========    ===========    ===========    ========     =========     ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31,                                                                     1995             1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $1,032,271       $2,816,776        $1,153,930

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   Amortization of video rental inventory                                           1,176,621        1,794,682         3,423,439
   Depreciation and amortization of property and equipment                          2,150,366        1,641,258         1,466,150
   Amortization of preopening expenses                                                281,779          218,479           321,550
   Loss on disposal of property and equipment                                           9,007            3,820           197,282
   Gain on disposal of video rental inventory                                        (192,840)         (93,581)         (261,629)

Changes in assets and liabilities:
   (Increase) decrease in assets:
       Receivables                                                                   (260,735)         (74,458)         (130,139)
       Inventories                                                                   (826,005)      (5,441,590)       (2,801,751)
       Prepaid expenses                                                              (729,319)        (247,238)         (269,088)
       Prepaid income taxes                                                          (193,000)         (87,000)          165,545
       Deferred tax asset                                                             360,000          308,000          (887,000)
       Other assets                                                                  (317,130)        (326,073)         (269,623)
   Increase (decrease) in liabilities:
       Accounts payable                                                            (2,089,607)       2,833,798          (969,137)
       Accrued expenses                                                               735,111          374,195         1,128,451
       Restructuring charge                                                          (480,952)      (1,140,872)        1,873,027
       Income taxes payable                                                                --         (140,787)          140,787
       Deferred income taxes                                                         (276,000)        (120,000)          (59,000)
                                                                                  -----------      -----------       -----------

   Net cash provided by operating activities                                          379,567        2,319,419         4,222,794
                                                                                  -----------      -----------       -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of video rental inventory                                             (1,114,239)      (1,802,214)       (3,131,339)
   Disposition of video rental inventory                                              242,855          926,207         1,040,084
   Additions to property and equipment                                            (10,701,608)      (4,352,716)       (1,767,266)
   Disposition of property and equipment                                              632,005          667,972           575,231
                                                                                  -----------      -----------       -----------

   Net cash used in investing activities                                          (10,940,987)      (4,560,751)       (3,283,290)
                                                                                  -----------      -----------       -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Proceeds from borrowings                                                        36,500,000       17,200,000        13,300,000
   Repayments of debt and capital lease                                           (26,732,420)     (15,630,047)      (13,328,394)
   Exercise of stock options                                                            6,924           16,097                --
   Repurchase of common stock, net                                                         --               --          (554,154)
                                                                                  -----------      -----------       -----------

   Net cash provided by (used in) financing activities                              9,774,504        1,586,050          (582,548)
                                                                                  -----------      -----------       -----------

      Net (decrease) increase in cash and equivalents                                (786,916)        (655,282)          356,956
      Cash and equivalents at beginning of year                                     1,339,140        1,994,422         1,637,466
                                                                                  -----------      -----------       -----------

      Cash and equivalents at end of year                                         $   552,224      $ 1,339,140       $ 1,994,422
                                                                                  ===========      ===========       ===========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS
The Company is a specialty retailer in Florida and Puerto Rico of prerecorded music and video products and is also engaged in the rental of video tapes.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated.

CASH EQUIVALENTS
The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

VIDEO RENTAL INVENTORY
The cost of video rental inventory is being amortized in proportion to the estimated rental income of the tapes without salvage value. Opening stock of new stores is amortized on a straight line method over three years. All other video rental tapes are amortized on an accelerated method over a period of two years. The cost and accumulated amortization of video tapes which are sold or otherwise disposed are removed from their appropriate accounts and the resulting gain or loss is reflected in gross profit.

PREOPENING EXPENSES
The Company defers certain expenses incurred in connection with the opening of new stores. Such preopening expenses are included in prepaid expenses and are amortized over the twelve-month period following the opening of each store. Unamortized preopening expenses at July 31, 1995 and 1994 were $570,000 and $120,000, respectively.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation on property and equipment is provided by the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line method over the life of the lease, including renewal options that are probable of exercise, or the estimated useful lives of the assets, whichever is shorter.

INCOME TAXES
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

EARNINGS PER SHARE
Earnings per share are computed based on net earnings for the year, divided by the weighted average number of common shares and equivalents outstanding during the respective years. Stock options have been included in the earnings per share computation.

B / SUPPLEMENTAL CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION FOR THE YEARS ENDED JULY 31 IS AS FOLLOWS:

Cash paid during the year for:             1995           1994           1993

      Interest                       $     378,000   $     46,000   $     21,000
      Income taxes                         700,000      1,720,000      1,065,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES INFORMATION

The Company contributed $55,000, $60,000 and $48,000 of treasury stock to the Company's 401(K) Plan during the year ended July 31, 1995, 1994 and 1993, respectively.

During the fiscal years ended July 31, 1995, 1994 and 1993, the Company cancelled restricted stock awards totalling $58,000, $38,000 and $52,000, respectively.

The Company granted 29,000 shares of treasury stock totalling $132,000 as restricted stock awards during fiscal 1995. The Company also granted 29,000 and 24,000 shares of treasury stock totaling $173,000 and $107,000 as restricted stock awards during fiscal 1994 and 1993, respectively.

C / VIDEO RENTAL TAPES:

The following comprise cost and accumulated amortization of video rental tapes at July 31:

                                                1995                      1994
     Cost                                $ 2,945,477               $ 3,312,005
     Less accumulated amortization         2,222,578                 2,476,709
                                         -----------               -----------

                                         $   722,899               $   835,296
                                         ===========               ===========

D / PROPERTY AND EQUIPMENT:

The following comprise property and equipment at July 31:

                                         USEFUL LIVES       1995         1994
     Land                                   --          $   177,571  $   177,571
     Building                              31  years        212,054      230,662
     Equipment, furniture and fixtures    5-8  years     10,473,740    8,632,982
     Transportation equipment             2-5  years        125,558      125,558
     Signs                               1-10  years      1,343,217      804,678
     Leasehold improvements              1-31  years      8,122,626    5,328,419
     Construction in progress               --            4,031,897      116,616
                                                        -----------  -----------

                                                         24,486,663   15,416,486
     Less accumulated depreciation
       and amortization                                   7,899,637    6,763,907
                                                        -----------  -----------
                                                        $16,587,026  $ 8,652,579
                                                        -----------  -----------

Included in equipment, furniture and fixtures is equipment under a capital lease with a cost of $152,000 and related accumulated amortization of $106,000 and $89,000 as of July 31, 1995 and 1994, respectively.

E / DEBT AND CAPITAL LEASE OBLIGATION:

At July 31, 1994, the Company had a $7 million unsecured revolving line-of-credit, which had an outstanding balance of $1.6 million. On September 20, 1994, the Company entered into a new 10 year credit agreement which includes a $15 million revolving credit facility (declining to $6 million by 2003) and a $1 million standby letter of credit facility which expires December 1996. Under its new credit agreement, the Company has agreed not to incur or create certain additional indebtedness or liens on the Company's assets other than real estate mortgage financing and unsecured convertible subordinated debt, without the lender's consent. The Company is further required to maintain certain financial ratios related to net worth, leverage and fixed charges coverage and has further agreed to limit the amount of cash dividends paid to 25% of net earnings. Effective July 31, 1995, the Company and its lender entered into a modification to its credit agreement to ease certain of the financial covenants contained therein. The Company is continuing to negotiate with its lender to obtain additional modifications to certain of the covenants. In the event the Company is unable to obtain such modifications, the Company may, if appropriate, seek to refinance such loan, the ability of which no assurance can be given. Borrowings under the new credit agreement bear interest at the LIBOR rate plus 150 basis points or the Company may fix its interest rate for periods not to exceed five years at 150 basis points over the corresponding U.S. Treasury security yield. The interest rate at July 31, 1995 was 7.38%. The Company has classified the entire balance as long-term.

Future minimum lease payments under the capital lease for equipment is summarized as follows:

1996........................................................   $   36,000
                                                               ----------

Less amount representing interest...........................        1,368
                                                               ----------
Present value of future minimum lease payments..............   $   34,732
                                                               ==========

The interest rate used in the present value calculation is 6.9%, equivalent to the rates which would have been incurred to borrow, over a similar term, the funds necessary to purchase the leased asset.

F / INCOME TAXES:

Components of income taxes for the years ended July 31, consist of the following:

                                      1995              1994             1993
     FEDERAL:
     Current                    $  463,000       $ 1,295,200      $ 1,216,500
     Deferred                       71,000           177,700         (808,000)
                                ----------       -----------      -----------
                                   534,000         1,472,900          408,500
                                ----------       -----------      -----------

     STATE:
     Current                    $   79,000       $   197,349      $   215,000
     Deferred                       13,000            10,300         (138,000)
                                ----------       -----------      -----------

                                    92,000           207,649           77,000
                                ----------       -----------      -----------

                                $  626,000       $ 1,680,549      $   485,500
                                ==========       ===========      ===========

The difference between the expected federal income tax rate and the Company's effective tax rate for the years ended July 31, are as follows:

                                            1995          1994          1993
     Expected federal tax rate              34.0%         34.0%         34.0%
     State income tax, net of federal
       income tax benefit                    3.1           3.1           3.1
     Tax credits, net                       (2.3)         (2.4)         (7.0)
     Other                                   3.0           2.7           (.5)
                                            -----         -----         -----

                                            37.8%         37.4%         29.6%
                                            =====         =====         =====

The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax asset and liability on the accompanying balance sheet is as follows:

                                                       JULY 31, 1995
                                            -----------------------------------
                                             ASSETS    LIABILITIES       TOTAL
                                             ------    -----------       -----
     Accelerated depreciation on property
       and equipment for tax purposes       $     --    ($369,000)    ($369,000)
     Capitalization for tax purposes of
       inventory related costs               339,000           --       339,000
     Preopening expenses                          --     (214,000)     (214,000)
     Restructuring charge                     94,000           --        94,000
     Accrued rent                            151,000           --       151,000
     Return authorization reserve            141,000           --       141,000
     Other                                   251,000           --       251,000
                                            --------    ---------     ---------

                                            $976,000    ($583,000)     $393,000
                                            ========    =========     =========

                                                                                  JULY 31, 1994
                                                                   -------------------------------------------

                                                                     ASSETS        LIABILITIES         TOTAL
                                                                     ------        -----------         -----
     Accelerated depreciation on property
       and equipment for tax purposes                              $      --       ($ 420,000)      ($ 420,000)
     Capitalization for tax purposes of
       inventory related costs                                       307,000               --          307,000
     Restructuring charge                                            275,000               --          275,000
     Accrued rent                                                    140,000               --          140,000
     Return authorization reserve                                    107,000               --          107,000
     Other                                                            68,000               --           68,000
                                                                   ---------       ----------        ---------

                                                                   $ 897,000       ($ 420,000)       $ 477,000
                                                                   =========       ==========        =========


G / PROFIT-SHARING PLAN:

The Company has a profit-sharing plan which includes a salary deferral provision under section 401(k) of the Internal Revenue Code. Participation in the plan is available to all full-time employees who are over 20 1/2 years old and have completed 6 months of continuous service. Contributions are determined annually by the Board of Directors. For the years ended July 31, 1995, 1994 and 1993, the Company provided $86,000, $69,000 and $64,000 respectively, for contribution to the 401(k) Plan. Approximately $55,000, $60,000 and $48,000 of the contribution was made in the Company's common stock for fiscal 1995, 1994 and 1993, respectively.

H / STOCKHOLDERS' EQUITY:

COMMON STOCK

During fiscal 1991, the Board of Directors authorized a common stock repurchase program of up to 300,000 shares of the Company's common stock. The Board of Directors authorized the purchase of an additional 300,000 shares of the Company's common stock during fiscal year 1993. During fiscal 1993, the Company purchased 109,733 shares under those programs. During fiscal 1994 and 1995 no shares were purchased. In connection with contributions to the 401(K) Plan, grants of restricted stock awards and the exercise of stock options, 43,345, 41,821 and 33,521 shares were issued from treasury stock in 1995, 1994 and 1993, respectively. The remaining shares are included in treasury stock at July 31, 1995.

STOCK OPTION PLANS

In May, 1986, the Board of Directors approved the adoption of an employee stock option plan. Under the plan, 500,000 shares of common stock have been reserved for issuance. In fiscal 1987, the plan was amended and restated as an incentive stock plan which includes stock options, stock appreciation rights, restricted stock and performance shares.

On September 21, 1993, the Board of Directors created two new plans: The 1993 Non-Employee Director Plan and the 1993 Employee Stock Option Plan. The Company reserved 50,000 shares under the Director's plan and granted 15,000 options. The Company reserved 500,000 shares for the 1993 Employee Stock Option Plan.

Transactions and other information relating to stock options granted are summarized as follows:

                                                 NUMBER OF       OPTION PRICE
                                                    SHARES          PER SHARE

    Outstanding, July 31, 1992                     156,987         $4.50-5.19

    Granted, October 23, 1992                       47,200              $4.50
    Cancelled                                       (9,332)        $4.50-5.19
                                                   -------

    Outstanding, July 31, 1993                     194,855         $4.50-5.19

    Granted, September 21, 1993                    112,000         $5.00-6.00
    Exercised                                       (3,835)        $4.50-5.19
    Cancelled                                       (8,500)        $4.50-6.00
                                                   -------

    Outstanding, July 31, 1994                     294,520         $4.50-6.00

    Granted, September 30, 1994                    119,000         $3.00-4.50
    Exercised                                       (1,334)             $5.19
    Cancelled                                      (68,312)        $4.50-6.00
                                                   -------

    Outstanding, July 31, 1995                     343,874         $3.00-6.00
                                                   =======

All stock options were granted with option prices that were equal to market value at the date of grant. The term of the options granted may be no more than ten years from the effective date of grant. During fiscal 1992 and 1993 the Company extended the exercise period of the 1987 outstanding stock options from September 1992 to September 1994. On September 14, 1994, the Company's Board of Directors extended the current expiration dates on all outstanding stock options to a nine year term. At July 31, 1995, options to purchase 120,536 shares of common stock were exercisable.

On October 23, 1992, the Board of Directors granted 23,700 shares of restricted stock to 77 management associates which vest 50% after two years and the remaining 50% after three years. At July 31, 1995, 6,750 shares of restricted stock awards remain outstanding after cancellations. On October 25, 1993, the Board of Directors granted 28,900 shares of restricted stock to 80 management associates which vest as described above. At July 31, 1995, 21,500 shares remain outstanding after cancellations. On September 30, 1994, the Board of Directors granted 29,300 shares of restricted stock to 86 management associates which vest as described above. At July 31, 1995, 25,200 shares remain outstanding after cancellations.

I / COMMITMENTS:

The Company leases certain facilities and equipment under noncancellable operating leases which expire at various dates through fiscal 2010. Future minimum lease payments under leases that have terms in excess of one year are:

1996......................................................       6,793,000
1997......................................................       6,200,000
1998......................................................       5,770,000
1999......................................................       4,742,000
2000......................................................       4,453,000
Thereafter................................................    $ 20,798,000
                                                              ------------

                                                              $ 48,756,000
                                                              ============

Base rent expenses, including real estate taxes, insurance, and related common area repairs and maintenance, were $8,542,000, $7,465,000 and $7,512,000 for each of the years ended July 31, 1995, 1994 and 1993, respectively. Some leases provide for additional contingent rent based on applying a specified percentage of sales in excess of a predetermined base. Such contingent rent expense was $383,000, $399,000 and $302,000 in each of the years ended July 31, 1995, 1994 and 1993, respectively. Most leases contain renewal options.

J / RELATED-PARTY TRANSACTIONS:

The Company leases its store in Coral Gables, Florida from the Martin W. Spector Irrevocable Trust, certain of whose trustees and beneficiaries are officers and directors of the Company. Rental payments for each of the three years ended July 31, 1995, 1994 and 1993 were $154,000, $151,000 and $142,000 respectively.

The Company also leases a store located in St. Petersburg, Florida, from the Lieff Family Trust and the Zacks Family Trust, whose trustees are officers and directors of the Company. Rental payments for each of the years ended July 31, 1995, 1994 and 1993 were $157,000, $154,000 and $150,000, respectively.

K / RESTRUCTURING CHARGE:

During the third quarter of fiscal 1993, the Company adopted a five-year strategic plan which included a major expansion of the chain, new store and logo designs, organizational changes and a planned shift in the Company's merchandising mix and market coverage. As part of the strategic plan, the Company recorded a restructuring charge of $3,204,000 ($2.0 million after income tax benefits) representing a provision for the closing of 11 stores including lease termination costs, write-down of video rental inventory and write-down of certain assets which the Company expected to abandon in the renovation process. Since the adoption of its strategic plan, the Company has opened 18 stores, renovated six stores, closed 14 stores, eliminated 30 video rental departments and abandoned certain assets as part of its store renovation program at a combined cost of approximately $2.9 million. The Company has substantially completed its 1993 strategic plan and restructuring program.

L / OTHER INCOME:

On August 24, 1992, Hurricane Andrew struck Southern Dade County, Florida which resulted in the loss of two stores. In addition, the Company experienced business interruption in 15 stores located in the immediate area for periods ranging up to four weeks.

During the second quarter of fiscal 1993, the Company settled its insurance claim and received total proceeds of $1,653,000. The combined business interruption and property gain from the settlement totaled $954,000. This amount is included in the "other income (expense)" caption for 1993 in the accompanying consolidated statements of earnings.

M / QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Summarized quarterly financial results for fiscal 1995 and 1994, are as follows:

                                               (IN THOUSANDS, EXCEPT PER SHARE)

                                                        WEIGHTED
                                               NET       AVERAGE   NET EARNINGS
                                  GROSS   EARNINGS        SHARES     (LOSS) PER
                    REVENUES     PROFIT     (LOSS)   OUTSTANDING   COMMON SHARE
1995:
First quarter        $17,273     $5,953     $  (54)        5,249         $(0.01)
Second quarter        26,533      9,349      1,476         5,270           0.28
Third quarter         18,371      6,933         32         5,249           0.01
Fourth quarter        17,422      6,171       (422)        5,248          (0.08)

1994:
First quarter        $16,798     $6,287     $  274         5,196         $ 0.05
Second quarter        25,268      9,140      1,826         5,257           0.35
Third quarter         18,328      6,729        457         5,269           0.09
Fourth quarter        17,994      6,434        260         5,268           0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors of the Company set forth under the caption "Election of Directors" in the definitive Proxy Statement of the Company for its 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement") is incorporated herein by reference.

         Information concerning the executive officers of the Company is included in Part I herein under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth in the 1995 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors - Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Transactions with Management and Others" in the 1995 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements.

The following consolidated financial statements of the Company are included herein:

                                                                            PAGE
                                                                            ----
         Independent Auditors' Report                                        25

         Consolidated Balance Sheets as of July 31, 1995 and 1994            26

         Consolidated Statements of Earnings for each of the years in the
         three year period ended July 31, 1995                               27

         Consolidated Statements of Changes in Stockholders' Equity for
         each of the years in the three year period ended July 31, 1995      28

         Consolidated Statements of Cash Flows for each of the years in
         the three year period ended July 31, 1995                           29

         Notes to Consolidated Financial Statements                          30

(a) 2.   Financial Statement Schedules.

                                                                            PAGE
                                                                            ----
         Schedule II - Valuation and Qualifying
         Accounts and Reserve                                                41

(a) 3.   Exhibits.

*3.1 Articles of Incorporation of the Company (Exhibit 3.1 to Registration Statement No. 33-00178-A).

*3.2     Bylaws of the Company (Exhibit 3.2 to Registration Statement No.
         33-00178-A).

*10.1 Business Lease, effective as of November 1, 1985, between the Martin W. Spector Irrevocable Trust and the Company (Exhibit 10.3 to Registration Statement No. 33-00178-A).

*10.2 Shareholders' Agreement and Right of First Refusal, dated as of September 5, 1985, between Ann S. Lieff and Rosalind S. Zacks (formerly Rosalind S. Spooner) (Exhibit 10.4 to Registration Statement No. 33-00178-A).

*10.3 Spec's Music, Inc. 1986 Incentive Stock Plan, as Amended (Exhibit 28 to Registration Statement on Form S-8 No. 33-16778).

*10.4 Business Lease, effective August 1, 1991, between Lieff Family 1989 Trust, Rosalind S. Zacks Family 1989 Trust and the Company (Exhibit
         10.6 to 1991 Form 10-K No. 0-14323).

*10.5 First Amendment to Amended and Restated Credit Agreement dated October 17, 1991 between the Company and NCNB National Bank of Florida.

*10.6 Credit Agreement dated September 20, 1994 between the Company and Nationsbank of Florida, N.A. (Exhibit 10.6 to 1994 Form 10-K).

*10.7 Spec's Music, Inc. 1993 Incentive Stock Plan (Exhibit 10.7 to 1994 Form 10-K).

*10.8 Spec's Music, Inc. 1993 Non-Employee Directors Stock Option Plan (Exhibit 10.8 to 1994 Form 10-K).

 10.9 First Amendment to Credit Agreement dated July 27, 1995 between the Company and NationsBank of Florida, N.A.

10.10 Master Equipment Lease Agreement dated October 18, 1994 between the Company and AT&T Capital Corporation.

10.11 Second Amendment to Credit Agreement dated November 2, 1995 between the Company and NationsBank of Florida, N.A.

*21      Subsidiaries of the Company (Exhibit 22 to 1988 Form 10-K No. 0-14323).

 23 Consent of Independent Auditors relating to Registration Statement on Form S-8 No. 33-16778.

 24      Power of Attorney - see signature page of this report.


                              --------------------


*        Incorporated by reference to indicated filings.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

                        SPEC'S MUSIC, INC. AND SUBSIDIARY

                                   SCHEDULE II

                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVE

COLUMN A          COLUMN B         COLUMN C        COLUMN D         COLUMN E
-------------     ------------     -----------     ------------     -----------

                                   ADDITIONS
                  BALANCE AT       CHARGED TO
DESCRIPTION       BEGINNING OF     COST OF                          BALANCE AT
PERIOD            PERIOD           GOODS SOLD      DEDUCTIONS *     END OF
-------------     ------------     -----------     ------------     -----------
Accumulated
amortization
deducted from
video rental
inventory

Year ended:

July 31, 1993      $ 6,565,010     $ 3,423,439     $ 5,268,635      $ 4,719,814
July 31, 1994        4,719,814       1,794,682       4,037,787        2,476,709
July 31, 1995        2,476,709       1,176,621       1,430,752        2,222,578

----------------
*  Accumulated amortization on video rental tape disposals.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of October, 1995. The registrant and each person whose signature appears below hereby authorizes and appoints Ann S. Lieff as attorney-in-fact to sign and file on behalf of the registrant and each such person, in each capacity below, any and all amendments to this report.

                                                SPEC'S MUSIC, INC.

                                                By:      ANN S. LIEFF
                                                   ------------------------
                                                   Ann S. Lieff, President and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Capacity                                         Date

     ANN S. LIEFF                      President, Chief Executive                       October 27, 1995
-------------------------------        Officer and Director
Ann S. Lieff                           (Principal Executive Officer;
                                       Principal Financial and Accounting Officer)

     BARRY J. GIBBONS                  Director                                         October 27, 1995
-------------------------------
Barry J. Gibbons

     ARTHUR H. HERTZ                   Director                                         October 27, 1995
-------------------------------
Arthur H. Hertz

     DOROTHY J. SPECTOR                Director                                         October 27, 1995
-------------------------------
Dorothy J. Spector

     MARTIN W. SPECTOR                 Director                                         October 27, 1995
-------------------------------
Martin W. Spector

     CYNTHIA COHEN TURK                Director                                         October 27, 1995
-------------------------------
Cynthia Cohen Turk

     ROSALIND S. ZACKS                 Director                                         October 27, 1995
-------------------------------
Rosalind S. Zacks


                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                      DESCRIPTION                                 PAGE
-------                     -----------                             ------------
 *3.1      Articles of Incorporation of the Company (Exhibit 3.1 to
           Registration statement No. 33-00178-A).

 *3.2      Bylaws of the Company (Exhibit 3.2 to Registration
           Statement No. 33-00178-A).

*10.1 Business Lease, effective as of November 1, 1985, between the Martin W. Spector Irrevocable Trust and the Company (Exhibit 10-3 to Registration Statement No. 33-00178-A).

*10.2 Shareholders' Agreement and Right of First Refusal, dated as of September 5, 1985, between Ann S. Lieff and
           Rosalind S. Zacks (formerly Rosalind S. Spooner)
           (Exhibit 10.4 to Registration Statement No. 33-00 1 78-A).

*10.3 Spec's Music, Inc. 1986 Incentive Stock Plan, as Amended. (Exhibit 28 to Registration Statement on Form S-8 No.
           33-16778).

*10.4 Business Lease, effective August 1, 1991, between Lieff Family 1989 Trust, Rosalind S. Zacks Family 1989 Trust and the Company.

*10.5 First Amendment to Amended and Restated Credit Agreement dated October 16, 1992 between the Company and NCNB
           National Bank of Florida.

*10.6      Credit Agreement dated September 20, 1994 between the
           Company and Nationsbank of Florida, N.A. (Exhibit 10.6 to 1994 Form 10-K).

*10.7 Spec's Music, Inc. 1993 Incentive Stock Plan (Exhibit 10.7 to 1994 Form 10-K).

*10.8      Spec's Music, Inc. 1993 Non-Employee Directors Stock
           Option Plan (Exhibit 10.8 to 1994 Form 10-K).

 10.9 First Amendment to Credit Agreement dated July 27, 1995 between the Company and NationsBank of Florida, N.A.

 10.10 Master Equipment Lease Agreement dated October 18, 1994 between the Company and AT&T Capital Corporation.

 10.11     Second Amendment to Credit Agreement dated November 2,
           1995 between the Company and NationsBank of Florida, N.A.

*21        Subsidiaries of the Company (Exhibit 22 to 1988 Form 10-K.
           No. 0-14323).

 23 Consent of Independent Auditors relating to Registration Statement on Form S-8 No. 33-16778.

 24        Power of Attorney - see signature page of this report.


                              --------------------


* Incorporated by reference to indicated filings.