Form 10-Q
period 1995-10-31
SPECS MUSIC INC
filed 1995-12-15
CIK 777277

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                       SHARES OF COMMON STOCK OUTSTANDING
                        AS OF DECEMBER 1, 1995: 5,235,311

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SPEC'S MUSIC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED CONDENSED BALANCE SHEETS....................    3

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS .........    4

                  CONSOLIDATED CONDENSED STATEMENTS OF
                    CASH FLOWS.............................................    5

                  NOTES TO CONSOLIDATED CONDENSED
                    FINANCIAL STATEMENTS...................................    6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS........................................    8


                                    PART II.

                                OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K..........................  11

PART I
ITEM 1.  FINANCIAL STATEMENTS

                        SPEC'S MUSIC, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                             OCTOBER 31,        JULY 31,
                                                                    1995            1995
CURRENT ASSETS:
Cash and equivalents                                        $    107,406    $    552,224
Receivables                                                      461,032         722,945
Inventories                                                   27,726,221      24,464,990
Prepaid expenses                                               1,012,912       1,017,706
Prepaid income taxes                                             920,938         280,000
Deferred tax asset                                               410,000         537,000
                                                            ------------    ------------

   Total current assets                                       30,638,509      27,574,865

Video rental inventory, net                                      731,938         722,899
Property and equipment, net                                   18,331,980      16,587,026
Other assets                                                     771,913       1,173,371
                                                            ------------    ------------

   Total assets                                             $ 50,474,340    $ 46,058,161
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturity of long-term debt                          $ 11,800,000            --
Accounts payable                                              13,124,061    $  8,308,785
Accrued expenses                                               3,158,225       2,751,813
Restructuring charge                                             148,890         251,203
                                                            ------------    ------------

   Total current liabilities                                  28,231,176      11,311,801
                                                            ------------    ------------
Long-term debt                                                      --        11,400,000
Capital lease obligation                                          26,272          34,732
Deferred income taxes                                             66,000         144,000

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
    shares authorized; 5,340,958 and 5,343,808
    shares issued at October 1995 and
    July 1995, respectively                                       53,410          53,439
Additional paid-in capital                                     3,819,982       3,835,604
Retained earnings                                             18,757,549      19,762,157
Less 95,347 and 96,046 shares in treasury
     at October 1995 and July 1995, respectively, at cost       (480,049)       (483,572)
                                                            ------------    ------------

   Total stockholders' equity                                 22,150,892      23,167,628
                                                            ------------    ------------

Total liabilities and stockholders' equity                  $ 50,474,340    $ 46,058,161
                                                            ============    ============

See Notes to Consolidated Condensed Financial Statements.

                        SPEC'S MUSIC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                      1995              1994
                                                      ----              ----
Product sales                                    $ 17,525,096      $ 16,647,496
Video rentals                                         447,633           625,313
                                                 ------------      ------------
TOTAL REVENUES                                     17,972,729        17,272,809

Cost of goods sold - sales                         11,780,598        11,066,511
Cost of goods sold - rental                           190,728           252,946
                                                 ------------      ------------

TOTAL COST OF SALES                                11,971,326        11,319,457
                                                 ------------      ------------

GROSS PROFIT                                        6,001,403         5,953,352

Store operating, general and
    administrative expenses                         7,416,071         6,011,951
                                                 ------------      ------------

Operating income (loss)                            (1,414,668)          (58,599)

Other income (expenses), net                         (204,940)          (28,104)
                                                 ------------      ------------

Earnings (loss) before income taxes                (1,619,608)          (86,703)

Provision (benefit) for income taxes                 (615,000)          (33,000)
                                                 ============      ============
    NET (LOSS) EARNINGS                          $ (1,004,608)     $    (53,703)
                                                 ============      ============

(LOSS) EARNINGS PER SHARE                        $       (.19)     $       (.01)
                                                 ============      ============
Weighted average number of
    common shares outstanding                       5,248,000         5,249,000
                                                 ============      ============

See notes to Consolidated Condensed Financial Statements.

                        SPEC'S MUSIC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                                       1995           1994
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                            ($1,004,608)   ($   53,703)

ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
         Amortization of video rental inventory                        220,906        269,776
         Depreciation and amortization of property and equipment       675,688        432,582
         Amortization of preopening expenses                           207,736         43,895
         Gain on disposal of video rental inventory                    (30,196)       (55,559)

    (Increase) decrease in assets:
         Receivables                                                   261,913        129,406
         Inventories                                                (3,261,231)    (5,070,659)
         Prepaid expenses                                             (202,942)       (45,627)
         Prepaid income taxes                                         (640,938)       (72,000)
         Other assets                                                  382,286       (434,125)
         Deferred tax asset                                            127,000          3,000

    Increase (decrease) in liabilities:
         Accounts payable                                            4,815,276      4,260,851
         Accrued expenses                                              408,684        567,963
         Restructuring charge                                         (102,313)        24,397

         Deferred income taxes                                         (78,000)         1,000
                                                                   -----------    -----------

Net cash provided by operating activities                            1,779,261          1,197
                                                                   -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of video rental inventory                               (232,996)      (302,984)
    Disposition of video rental inventory                               33,247         68,105
    Additions to property and equipment                             (2,448,442)    (2,084,680)
    Disposition of property and equipment                               32,572           --
                                                                   -----------    -----------

Net cash used in investing activities                               (2,615,619)    (2,319,559)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from credit facilities                              400,000      1,700,000
    Repayment of capital lease                                          (8,460)        (7,897)
                                                                   -----------    -----------

Net cash provided by financing activities                              391,540      1,692,103
                                                                   -----------    -----------

    Net decrease in cash                                              (444,818)      (626,259)

    Cash at beginning of period                                        552,224      1,339,140
                                                                   -----------    -----------

    Cash at end of period                                              107,406        712,881
                                                                   ===========    ===========

See Notes to Consolidated Condensed Financial Statements.

                        SPEC'S MUSIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    The accompanying consolidated condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

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

    The results of operations for the three month period ended October 31, 1995 are not necessarily indicative of the operating results for the full fiscal year. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2.  LONG TERM DEBT

    On September 20, 1994, the Company entered into a new 10 year credit agreement which includes a $15 million revolving credit facility (declining to $6 million by 2003) and a $1 million standby letter of credit facility which expires December 1996. Under its new credit agreement, the Company has agreed not to incur or create certain additional indebtedness or liens on the Company's assets other than real estate mortgage financing and unsecured convertible subordinated debt, without the lender's consent. The Company is further required to maintain certain financial ratios related to net worth, leverage and fixed charges coverage and has further agreed to limit the amount of cash dividends paid to 25% of net earnings. Effective July 31, 1995, the Company and its lender entered into a modification to its credit agreement to ease certain of the financial covenants contained therein. As of November 30, 1995, the Company was technically in default under the credit agreement since it had not yet selected a chief financial officer reasonably acceptable to its lender. In addition, although the Company has not yet completed its November 1995 financial statements, it anticipates that it will not meet one of the financial covenants in its credit agreement as of November 30, 1995. As a result, the Company has reclassified all amounts due under the credit agreement as current liabilities. The Company is continuing to negotiate with its lender to obtain modifications to certain of the covenants. In the event the Company is unable to obtain such modifications, the Company may, if appropriate, seek to refinance such loan, the ability of which no assurance can be given. Borrowings under the new credit agreement bear interest at the LIBOR rate plus 150 basis points or the Company may fix its interest rate for periods not to exceed five years at 150 basis points over the corresponding U.S. Treasury security yield. The interest rate at October 31, 1995 was 7.31%.

3.  STATEMENT OF CASH FLOWS INFORMATION

    The following is supplemental disclosure of cash flow information:

                                                       THREE  MONTHS ENDED
                                                           OCTOBER 31,
                                                  ----------------------------
                                                      1995                1994
                                                      ----                ----
               Interest paid                      $213,475            $ 30,202
               Income tax paid                         -0-              35,000

         Supplemental noncash financing activities information:

         During the three months ended October 31, 1995, no awards were granted and awards totaling $14,400 were canceled. During the three months ended October 31, 1994, Restricted Stock Awards totaling $131,850 were granted and $17,550 were canceled.

         The Company contributed $2,272 and $14,815 in common stock to the Company's 401(k) Plan during the three months ended October 31, 1995 and 1994, respectively.

4.       EARNINGS PER SHARE

         Earnings per share are computed based on net earnings for each period, divided by the weighted average number of common shares and equivalents outstanding during each period. Stock options have been included in the earnings per share computation.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994

REVENUES

Total revenues increased by $700,000 or 4.1% during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. On a same-store basis (stores open for more than one year), revenues decreased by 12% over last year.

Revenues from product sales rose by 5.2% for the chain as a whole and decreased by 12% on a same-store basis. The increase in product sales is due to the net addition of three new stores during the first fiscal quarter of 1996 compared to the same quarter in fiscal 1995. Same-store revenues declined because of the lack of significant new hit release titles which contribute not only to greater sales but to greater in-store traffic.

Same-store revenue also declined due to an increase in competition. During the past two years, a large number of mass merchandisers have begun to sell compact discs and cassettes at or near cost in order to attract customers to their stores to generate sales of other products. During the fourth quarter of fiscal 1995, a national electronic mass merchandiser entered the South Florida market with a significant number of new stores which offer compact discs and cassettes at prices which are lower than those offered by the Company. The entry of this competitor has caused other competitors in the market to lower their prices. In response, the Company has selectively reduced its compact disc prices which resulted in lower revenues and lower margins.

The Company plans to continue to review and adjust its prices and increase its marketing and advertising campaign, particularly as it relates to its new megastore concept. However, the Company believes that in the foreseeable future, same-store revenues may decrease.

Video rental revenue decreased by 28% for the chain as a whole and by 24% on a same-store basis as compared to fiscal 1995. The closing of one video rental department, and lower demand contributed to lower revenue.

GROSS PROFIT

Gross profits from product sales, which are net of product management and distribution costs, were 32.8% and 33.5% during the first quarters of fiscal 1996 and 1995, respectively. Gross profit, as a percentage of revenue, declined primarily because of promotional markdowns and the continued shift in sales mix to compact and laser discs, which have lower gross margins than audio cassettes and VHS tapes. However, the Company experienced slightly lower inventory shrinkage during the first quarter of fiscal 1996 as compared to the first fiscal quarter of 1995.

Gross profits from video rentals were 57.4% and 59.5% during the first quarters of fiscal 1996 and 1995, respectively. Since the first quarter of fiscal 1995, the Company closed one video rental department.

Total gross profits were 33.4% and 34.5% of revenue during the first quarters of fiscal 1996 and 1995, respectively. The Company expects total gross profit, as a percentage of revenues, to

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

decline in the foreseeable future because of the continued shift in the sales mix to compact discs, the continued decline of video rental revenues and the increased pricing pressures due to a heightened competitive environment, described above.

STORE OPERATING GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 41.3% and 34.8% during the first quarters of fiscal 1996 and 1995, respectively. Store occupancy costs, as a percentage of revenue, increased significantly because of a decline in same-store revenue and because of the impact of eleven new store openings during the last three quarters of fiscal 1995, and two new store openings in the first quarter of fiscal 1996, whose expenses were higher relative to revenue in their initial year of operations. In addition, depreciation and amortization during the first quarter of fiscal 1996, increased as a percentage of revenue because of capital investment associated with new stores. This increase was offset in part by lower general and administrative expenses, as a result of lower labor and outside service costs.

INTEREST EXPENSE AND OTHER INCOME

The Company incurred interest expense of $213,000 and $41,000 during the first quarter of fiscal 1996 and 1995, respectively. The increase is due to capital investment and working capital related to new store expansion and renovations in fiscal 1995 and the first quarter of fiscal 1996 which required the Company to increase its borrowings to $11.8 million at October 31, 1995.

INCOME TAXES

The effective income tax rate, as a percentage of earnings before income taxes, was 38.0% and 38.1% during the first quarter of fiscal 1996 and 1995, respectively. The effective income tax rate did not vary significantly from the first quarter in the prior fiscal year.

NET EARNINGS (LOSS)

During the first quarter of fiscal 1996, the Company incurred a loss of ($1,005,000) or ($.19) per share compared to ($54,000) or ($.01) per share during the first quarter of fiscal 1995. Earnings declined significantly because of lower same-store sales and lower gross margins resulting from increased competition and higher store operating costs associated with new store openings.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1995, working capital was $2.4 million compared to $16.3 million at July 31, 1995. The decrease in working capital during the first quarter of fiscal 1996 was primarily the result of the reclassification of long-term debt to current debt.

Cash flow used in investing activities increased from $2.3 million in fiscal 1995 to $2.6 million in fiscal 1996. The primary reason for the increase is the capital investment related to property and equipment for 2 new stores that opened during the first quarter of fiscal 1996.

On September 20, 1994, the Company entered into a new 10 year credit agreement which includes a $15 million revolving credit facility (declining to $6 million by 2003) and a $1 million

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

standby letter of credit facility which expires December 1996. Under its new credit agreement, the Company has agreed not to incur or create certain additional indebtedness or liens on the Company's assets other than real estate mortgage financing and unsecured convertible subordinated debt, without the lender's consent. The Company is further required to maintain certain financial ratios related to net worth, leverage and fixed charges coverage and has further agreed to limit the amount of cash dividends paid to 25% of net earnings. Effective July 31, 1995, the Company and its lender entered into a modification to its credit agreement to ease certain of the financial covenants contained therein. As of November 30, 1995, the Company was technically in default under the credit agreement since it had not yet selected a chief financial officer reasonably acceptable to its lender. In addition, although the Company has not yet completed its November 1995 financial statements, it anticipates that it will not meet one of the financial covenants in its credit agreement as of November 30, 1995. As a result, the Company has reclassified all amounts due under the credit agreement as current liabilities. The Company is continuing to negotiate with its lender to obtain modifications to certain of the covenants. In the event the Company is unable to obtain such modifications, the Company may, if appropriate, seek to refinance such loan, the ability of which no assurance can be given. Borrowings under the new credit agreement bear interest at the LIBOR rate plus 150 basis points or the Company may fix its interest rate for periods not to exceed five years at 150 basis points over the corresponding U.S. Treasury security yield. At October 31, 1995, the Company had an outstanding balance of $11.8 million under the credit agreement.

The Company substantially completed its expansion program during the first quarter of fiscal 1996. The Company's future liquidity and its ability to reduce its long term debt level depends upon its ability to generate sufficient cash flow from operating activities by reducing its store operating, general and administrative expenses and increasing its inventory turnover rate. The Company's future profitability or the lack thereof, will have a substantial impact on its liquidity and the availability of capital resources necessary to conduct its business, renovate its stores and open additional new stores.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (b)      Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the quarter ended October 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SPEC'S MUSIC, INC.
                                     -------------------------------------------
                                                   (Registrant)


     DECEMBER 12, 1995               /s/ ANN S. LIEFF
---------------------------          -------------------------------------------
            Date                     ANN S. LIEFF
                                     President and Chief Executive Officer
                                     (Principal Executive Officer;
                                     Principal Financial and Accounting Officer)