Form 10-Q
period 1996-01-31
SPECS MUSIC INC
filed 1996-03-18
CIK 777277

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

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

                       SHARES OF COMMON STOCK OUTSTANDING
                         AS OF MARCH 12, 1996: 5,245,141

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              SPEC'S MUSIC, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED CONDENSED BALANCE SHEETS.......................   3

            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS...............   4

            CONSOLIDATED CONDENSED STATEMENTS OF
              CASH FLOWS................................................   5

            NOTES TO CONSOLIDATED CONDENSED
              FINANCIAL STATEMENTS......................................   6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS............................................   8

                                   PART II.

                               OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.............................  12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  12

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K............................  13

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                       SPEC'S MUSIC, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                            January 31,        July 31,
                                               1996              1995
                                           (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents                      $   4,502,240     $     552,224
Receivables                                     298,759           722,945
Inventories                                  22,494,464        24,464,990
Prepaid expenses                                730,387         1,017,706
Prepaid income taxes                            621,938           280,000
Deferred tax asset                              463,000           537,000
                                          -------------     -------------

   Total current assets                      29,110,788        27,574,865

Video rental inventory, net                     558,131           722,899
Property and equipment, net                  17,926,107        16,587,026
Other assets                                    759,610         1,173,371
                                          -------------     -------------

   Total Assets                            $ 48,354,636      $ 46,058,161
                                          =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturity of long-term debt         $ 12,500,000                --
Accounts payable                             10,070,967         8,308,785
Accrued expenses                              3,126,114         2,751,813
Restructuring charge                             31,987           251,203
                                          -------------     -------------

   Total current liabilities                 25,729,068        11,311,801
                                          -------------     -------------

Long term debt                                       --        11,400,000
Capital lease obligations                        17,715            34,732
Deferred income taxes                            78,000           144,000

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
  shares authorized; 5,330,658 and
  5,343,808 shares issued at January, 1996
  and July, 1995, respectively                   53,307            53,439
Additional paid-in capital                    3,725,944         3,835,604
Retained earnings                            19,181,107        19,762,157
Less 85,517 and 96,046 shares in treasury
  at January, 1996, and July 1995,
  respectively, at cost                        (430,505)         (483,572)
                                          -------------     -------------

  Total stockholders' equity                 22,529,853        23,167,628
                                          -------------     -------------

  Total Liabilities and Stockholders'
    equity                                 $ 48,354,636     $  46,058,161
                                          =============     =============

See Notes to Consolidated Condensed Financial Statements.

                         SPEC'S MUSIC, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                    (UNAUDITED)

                                                  Three Months Ended                 Six Months Ended
                                                       January 31,                       January 31,
                                             -----------------------------     -----------------------------
                                                 1996             1995             1996             1995
                                                 ----             ----             ----             ----

Product sales                                $ 24,613,671     $ 25,993,873     $ 42,138,767     $ 42,641,370

Video rentals                                     365,337          538,814          812,970        1,164,127
                                             ------------     ------------     ------------     ------------

TOTAL REVENUES                                 24,979,008       26,532,687       42,951,737       43,805,497
                                             ------------     ------------     ------------     ------------

Cost of goods sold - sales                     16,318,631       16,945,520       28,099,229       28,012,032

Cost of goods sold - rental                       176,758          238,025          367,485          490,971
                                             ------------     ------------     ------------     ------------

TOTAL COST OF SALES                            16,495,389       17,183,545       28,466,714       28,503,003
                                             ------------     ------------     ------------     ------------

GROSS PROFIT                                    8,483,619        9,349,142       14,485,023       15,302,494

Store operating, general and
   administrative expenses                      7,595,324        6,933,558       15,011,395       12,945,510
                                             ------------     ------------     ------------     ------------

Operating income                                  888,295        2,415,584         (526,372)       2,356,984

Other income (expense), net                      (206,737)         (47,300)        (411,678)         (75,404)
                                             ------------     ------------     ------------     ------------

Earnings (loss) before income taxes               681,558        2,368,284         (938,050)       2,281,580

Provision (benefit) for income taxes              258,000          892,000         (357,000)         859,000
                                             ------------     ------------     ------------     ------------

      NET EARNINGS (LOSS)                    $    423,558     $  1,476,284     $   (581,050)    $  1,422,580
                                             ============     ============     ============     ============

EARNINGS (LOSS) PER SHARE                    $        .08     $        .28     $       (.11)    $        .27
                                             ============     ============     ============     ============

Weighted average number of
   common shares outstanding                    5,364,000        5,270,000        5,399,000        5,259,000
                                             ============     ============     ============     ============

See Notes to Consolidated Condensed Financial Statements.

                          SPEC'S MUSIC, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JANUARY 31, 1996 AND 1995
                                     (UNAUDITED)

                                                     1996              1995
                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                           $  (581,050)      $ 1,422,580

ADJUSTMENTS TO RECONCILE NET EARNINGS
  (LOSS) TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
      Depreciation and amortization of
        property and equipment                     1,373,613           894,398
      Amortization of video rental inventory         400,333           537,153
      Gain on disposal of video rental inventory     (38,799)          (64,523)
      Amortization of preopening expenses            440,917           106,982

   (Increase) decrease in assets:
      Receivables                                    424,186            48,618
      Inventories                                  1,970,526        (6,314,481)
      Prepaid expenses                              (153,598)         (261,672)
      Prepaid income taxes                          (341,938)               --
      Other assets                                   328,016          (126,675)
      Deferred tax asset                              74,000           (82,700)

   Increase (decrease) in liabilities:
      Accounts payable                             1,762,182         5,520,092
      Accrued expenses                               393,775           665,114
      Restructuring charge                          (219,216)         (124,993)
      Income taxes                                        --           887,000
      Deferred income taxes                          (66,000)          (30,300)
                                                 -----------       -----------

Net cash provided by operating activities          5,766,947         3,076,593
                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of video rental inventory              (364,654)         (556,063)
   Disposition of video rental inventory             167,888           127,739
   Additions to property and equipment            (2,763,042)       (4,823,801)
   Disposition of property and equipment              59,893           238,875
                                                 -----------       -----------

Net cash used in investing activities             (2,899,915)       (5,013,250)
                                                 -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from credit facilities           1,100,000           900,000
   Repayments of capital lease                       (17,016)          (15,931)
                                                 -----------       -----------

Net cash provided by financing activities          1,082,984           884,069
                                                 -----------       -----------

   Net (decrease) increase in cash                 3,950,016        (1,052,588)
   Cash at beginning of period                       552,224         1,339,140
                                                 -----------       -----------

   Cash at end of period                         $ 4,502,240       $   286,552
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

   The results of operations for the six month period ended January 31, 1996 are not necessarily indicative of the operating results for the full fiscal year. Certain items have been reclassified on the Balance Sheets and the Statements of Earnings to conform to fiscal 1996 classifications. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2. LONG TERM DEBT

   The Company maintains a 10 year credit agreement which includes a $15 million revolving credit facility (declining to $6 million by 2003) and a $1 million standby letter of credit facility which expires December 1996. Under its credit agreement, the Company has agreed not to incur or create certain additional indebtedness or liens on the Company's assets other than real estate mortgage financing and unsecured convertible subordinated debt, without the lender's consent. The Company is further required to maintain certain financial ratios related to net worth, leverage and fixed charges coverage and has further agreed to limit the amount of cash dividends paid to 25% of net earnings. Effective July 31, 1995, the Company and its lender entered into a modification to its credit agreement to ease certain of the financial covenants contained therein. As of November 30, 1995, the Company was technically in default under the credit agreement as it had not yet selected a chief financial officer reasonably acceptable to its lender. As a result the Company has reclassified all amounts due under the credit agreement as current liabilities. Borrowings under the credit agreement bear interest at the LIBOR rate plus 150 basis points, or the Company may fix its interest rate for periods not to exceed five years at 150 basis points over the corresponding U.S. Treasury security yield.

   On January 2, 1996, the Company's lender declared the Company to be in default under its unsecured credit agreement due to the Company's failure to meet the "fixed charge coverage ratio" and the "debt service coverage ratio" as defined in the credit agreement. Although the Company has failed to meet these financial covenants, it is continuing to make payments under the credit agreement. The outstanding amount currently due under the credit line is approximately $11.5 million as of February 29, 1996.

   As a result of the default, the Company's lender has demanded repayment of all amounts due under the credit agreement. The Company has commenced discussions with other prospective lenders about refinancing its credit line on a secured basis. There can be no assurance, however, that the Company will successfully refinance its credit line.

3. STATEMENT OF CASH FLOWS INFORMATION

   The following is supplemental disclosure of cash flow information:

                                                          Six months ended
                                                              January 31,
                                                     -------------------------
                                                          1996          1995
                                                          ----          ----
            Interest paid                            $   447,000   $    94,309
            Income tax paid                                  -0-        85,000

   Supplemental noncash financing activities information:

   During the six months ended January 31, 1996, no restricted stock awards were granted and awards totaling $76,200 were canceled. During the six months ended January 31, 1995, Restricted Stock Awards totaling $131,850 were granted and $40,124 were canceled.

   The Company contributed $19,474 and $27,866 in common stock to the Company's 401(k) Plan during the six months ended January 31, 1996 and 1995, respectively.

4. EARNINGS PER SHARE

   Earnings per share are computed based on net earnings for each period, divided by the weighted average number of common shares and equivalents outstanding during each period. Stock options have been included in the earnings per share computation.

PART I.
ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's products to or from its markets; the ability of the Company to refinance its credit line, and the terms of any such refinanced line; the release by the music industry of an increased or decreased number of "hit releases"; unfavorable developments with respect to a lease; general economic factors in markets where the Company's products are sold; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1996 AND 1995

REVENUES

Total revenues decreased by $1,554,000, or 5.9%, during the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. On a same-store basis (stores open for more than one year), revenues decreased by 10.3% over last year.

Revenues from product sales decreased by 5.5% for the chain as a whole and decreased by 10.1% on a same-store basis. This percentage presents same-store sales using a method consistently applied by the Company in the past. In a recent earnings release, the Company reported that same-store sales had declined by 15% during this period. In deriving such percentage, the Company inadvertently applied a different method of computing same-store sales. Total and same-store revenues declined due to increased competition and fewer hit releases which contribute to greater in-store traffic. In the past two years mass merchandisers have begun to sell compact discs and cassettes at or near cost to attract customers to their stores, and, late in fiscal 1995, a national electronic mass merchandiser entered several of the Company's markets, increasing the retail space devoted to music. In general, as a result of the increased competition, market prices of music product have declined producing lower revenues and lower margins.

The Company has elected to compete on the basis of innovation, selection, merchandising and customer service while taking actions to neutralize pricing moves by competition. Nevertheless, the Company believes that in the foreseeable future same-store revenues may decline.

Video rental revenue decreased by 32% for the chain as a whole and by 24% on a same-store basis as compared to fiscal 1995. The closing of two video rental departments, and lower demand contributed to lower revenue.

GROSS PROFIT

Gross profit from product sales, which is net of product management and distribution costs, was 33.7% and 34.8% during the second quarters of fiscal 1996 and 1995, respectively. Gross profit, as a percentage of revenue, declined primarily because of promotional markdowns and the continued shift in the sales mix to compact discs and laser discs, which have lower gross margins than audio cassettes and VHS tapes.

Gross profits from video rentals were 51.6% and 55.8% during the second quarters of fiscal 1996 and 1995, respectively, primarily due to the closure of three video rental departments since the first quarter of fiscal 1995.

Total gross profit was 34.0% and 35.2% of revenue during the second quarters of fiscal 1996 and 1995, respectively. The Company expects total gross profit, as a percentage of revenues, to decline in the foreseeable future because of the continued shift in the sales mix to compact and laser discs, the continued decline of video rental revenues and the increased pricing pressures due to a heightened competitive environment, as described above.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 30.4% and 26.1% during the second quarters of fiscal 1996 and 1995, respectively. Store occupancy costs, as a percentage of revenue, increased significantly because of a decline in same-store revenue and because of the impact of eleven new store openings during the last three quarters of fiscal 1995, and two new store openings in the first quarter of fiscal 1996, whose expenses are higher relative to revenue in their initial year of operation. In addition, depreciation and amortization during the second quarter of fiscal 1996, increased as a percentage of revenue because of capital investment associated with new stores. This increase was offset in part by lower general and administrative expenses, as a result of lower labor costs.

OTHER INCOME (EXPENSE)

The Company incurred interest expenses of $242,000 and $54,000 during the second quarter of fiscal 1996 and 1995, respectively. The increase is due to capital investment and working capital related to new store expansion and renovations in fiscal 1995 and the first quarter of fiscal 1996, which required the Company to increase its borrowings to $12.5 million at January 31, 1996.

INCOME TAXES

The effective income tax rate, as a percentage of earnings before income taxes, was 37.9% and 37.7% during the second quarter of fiscal 1996 and 1995, respectively. The effective income tax rate did not vary significantly from the first quarter in the prior fiscal year.

NET EARNINGS (LOSS)

During the second quarter of fiscal 1996, the Company earned $424,000 or $.08 per share compared to $1,476,000 or $.28 per share during the second quarter of fiscal 1995. Earnings declined significantly because of lower sales, lower gross margins resulting from increased competition and higher store operating costs associated with new store openings.

SIX MONTHS ENDED JANUARY 31, 1996 AND 1995

REVENUES

Total revenues decreased by $854,000, or 2%, in the first six months of fiscal 1996, compared to the same period in fiscal 1995. On a same-store basis, revenues decreased by 9%, when applying the method traditionally used by the Company to compute same-store sales, as opposed to 14%, as reported in a recent earnings release when applying an alternate method, described previsouly herein.

Revenues from product sales decreased by 1.2% for the chain as a whole and by 8.9% on a same-store basis during the first six months of fiscal 1996. This decrease is due in part to the lack of significant new hit release titles and increased competition, as described above.

Video rental revenues decreased by 30% for the chain as a whole and by 24% on a same-store basis. The closing of three video rental departments since the second quarter of fiscal 1995 and a lower demand for video rentals contributed to lower rental revenues.

GROSS PROFIT

Gross profit from product sales, which is net of product management and distribution costs, was 33.3% and 34.3% during the first six months of fiscal 1996 and 1995, respectively. Gross profit, which is expressed as a percentage of revenues, declined primarily because of promotional markdowns and the continued shift in sales mix to compact and laser discs, which have a lower gross margin than audio cassettes and VHS tapes. Gross profit for video rentals was 54.8% and 57.8% during the first six months of fiscal 1996 and 1995, respectively.

Total gross profit was 33.7% and 34.9% of revenue during the first six months of fiscal 1996, and 1995, respectively. The Company expects total gross profit, as a percentage of revenue, to decline in the foreseeable future because of the continued shift in sales mix to compact and laser discs, the continued decline of video rental revenues and increased promotional markdowns due to a heightened competitive environment, all as described previously herein.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 34.9% and 29.6% during the first six months of fiscal 1996 and 1995, respectively. Store operating expenses increased due to higher occupancy and depreciation costs associated with the capital spending described above and a decline in same-store sales. General and administrative expenses as a percentage of revenue decreased from the prior year as a result of lower labor and advertising costs.

OTHER INCOME (EXPENSE)

Other expenses include interest expense of $455,000 and $95,000 during the first six months of fiscal 1996 and 1995, respectively. This increase in interest expense is due to a significant increase in new store expansion during fiscal 1995 and the first quarter of fiscal 1996, which required the Company to increase its borrowings to $12.5 million at the end of the second quarter of fiscal 1996.

NET EARNINGS (LOSS)

For the six month period ended January 31, 1996, net loss was ($581,000) or ($.11) per share, compared to earnings of $1,423,000 or $.27 per share for the first six months of fiscal 1995. Reduced sales and lower margins due to increased competition and costs associated with the new Spec's stores during the first half of the year contributed to lower earnings for the first six months in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1996, working capital was $3.4 million compared to $16.3 million at July 31, 1995. The decrease in working capital during the first six months of fiscal 1996 was primarily the result of the reclassification of long-term debt to current debt. Cash balances as of January 31, 1996 were $4.5 million up from $.6 million at July 31, 1995.

Cash flow used in investing activities decreased from $5 million in fiscal 1995 to $2.9 million in fiscal 1996. The primary reason for the decrease is the capital investment related to property and equipment for five new stores that opened during the first six months of fiscal 1995.

The Company maintains a 10 year credit agreement which includes a $15 million revolving credit facility (declining to $6 million by 2003) and a $1 million standby letter of credit facility which expires December 1996. Under its credit agreement, the Company has agreed not to incur or create certain additional indebtedness or liens on the Company's assets other than real estate mortgage financing and unsecured convertible subordinated debt, without the lender's consent. The Company is further required to maintain certain financial ratios related to net worth, leverage and fixed charges coverage and has further agreed to limit the amount of cash dividends paid to 25% of net earnings. Effective July 31, 1995, the Company and its lender entered into a modification to its credit agreement to ease certain of the financial covenants contained therein. As of November 30, 1995, the Company was technically in default under the credit agreement as it had not yet selected a chief financial officer reasonably acceptable to its lender. As a result the Company has reclassified all amounts due under the credit agreement as current liabilities. Borrowings under the credit agreement bear interest at the LIBOR rate plus 150 basis points or the Company may fix its interest rate for periods not to exceed five years at 150 basis points over the corresponding U.S. Treasury security yield.

On January 2, 1996, the Company's lender declared the Company to be in default under its unsecured credit agreement due to the Company's failure to meet the "fixed charge coverage ratio" and the "debt service coverage ratio" as defined in the credit agreement. Although the Company has failed to meet these financial covenants, it is continuing to make payments under the credit agreement. The outstanding amount currently due under the credit line is approximately $11.5 million as of February 29, 1996.

As a result of the default, the Company's lender has demanded repayment of all amounts due under the credit agreement. The Company has commenced discussions with other prospective lenders about refinancing its credit line on a secured basis. There can be no assurance, however, that the Company will successfully refinance its credit line.

The Company substantially completed its expansion program during the first quarter of fiscal 1996. The Company's future liquidity and its ability to reduce its debt level depends upon its ability to refinance its outstanding credit line, and to generate sufficient cash flow from operating activities by reducing its store operating, general and administrative expenses as a percentage of revenue and increasing its inventory turnover rate. The Company's future profitability or the lack thereof, will have a substantial impact on its liquidity and the availability of capital resources necessary to conduct its business, renovate its stores and open additional new stores.

                          PART II. OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

   On January 2, 1996, the Company's lender declared the Company to be in default under its unsecured credit agreement due to the Company's failure to meet the "fixed charge coverage ratio" and the "debt service coverage ratio" as defined in the credit agreement. Although the Company has failed to meet these financial covenants, it is continuing to make payments under the credit agreement. The outstanding amount currently due under the credit line is approximately $11.5 million as of February 29, 1996.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Annual Meeting of Shareholders was held on Wednesday, December 12, 1995 at the Radisson Mart Plaza Hotel, Salon H., 711 N.W. 72nd Avenue, Miami, Florida 33126.

   (b) The following individuals were elected directors until the next annual meeting of shareholders or until their successors are elected and qualified:

                                     Votes       Votes     Abstentions and
                                      For       Withheld   Broker non-votes
                                      ---       --------   ----------------
            Barry J. Gibbons       4,960,122     39,712          -0-
            Arthur H. Hertz        4,960,572     39,262          -0-
            Ann S. Lieff           4,938,639     61,195          -0-
            Dorothy J. Spector     4,937,814     62,020          -0-
            Martin W. Spector      4,938,014     61,820          -0-
            Cynthia Cohen Turk     4,960,672     39,162          -0-
            Rosalind S. Zacks      4,939,289     60,545          -0-

      All members of the previous Board of Directors were nominees and there has been no change in the Board of Directors as a result of this election.

Item 6.     Exhibits and Reports on Form 8-K

   (a) (10.1) Revised Agreement effective January 1, 1996 between the Company and Barry Gibbons d/b/a Festina. (10.2) Agreement effective January 23, 1996 between the Company and Jeffrey J. Fletcher d/b/a Transition Strategies, Inc. ("TSI").

   (b) Reports on Form 8-K

       The Company filed a Form 8-K dated January 8, 1996, which included an
       Item 5 (Other Events) disclosure regarding the Company's default under its credit agreement.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SPEC'S MUSIC, INC.
                                             -----------------------------------
                                                        (Registrant)

       MARCH 15, 1996                        /s/  ANN S. LIEFF
-------------------------------              -----------------------------------
           Date                                   ANN S. LIEFF
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

       MARCH 15, 1996                        /s/  JEFFREY J. FLETCHER
--------------------------------             -----------------------------------
           Date                                   JEFFREY J. FLETCHER
                                                  Executive Vice President,
                                                  Chief Operating and Financial
                                                  Officer
                                                  (Principal Financial and
                                                  Accounting Officer)