Form 10-Q
period 1996-04-30
SPECS MUSIC INC
filed 1996-06-14
CIK 777277

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

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

                       SHARES OF COMMON STOCK OUTSTANDING
                         AS OF JUNE 10, 1996: 5,246,405

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

                               SPEC'S MUSIC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED CONDENSED BALANCE SHEETS.....................   3

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS.............   4

                  CONSOLIDATED CONDENSED STATEMENTS OF
                    CASH FLOWS..............................................   5

                  NOTES TO CONSOLIDATED CONDENSED
                    FINANCIAL STATEMENTS....................................   6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS.........................................   8

                                    PART II.

                                OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K..........................  12

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                        SPEC'S MUSIC, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       April 30,                 July 31,
                                                                         1996                      1995
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents                                                $  2,905,105              $     552,224
Receivables                                                              379,075                    722,945
Inventories                                                           21,255,051                 24,464,990
Prepaid expenses                                                         669,142                  1,017,706
Prepaid income taxes                                                     961,845                    280,000
Deferred tax asset                                                       360,000                    537,000
                                                                    ------------               ------------

   Total current assets                                               26,530,218                 27,574,865

Video rental inventory, net                                              483,220                    722,899
Property and equipment, net                                           17,411,399                 16,587,026
Other assets                                                             870,200                  1,173,371
                                                                    ------------               ------------

   Total Assets                                                     $ 45,295,037               $ 46,058,161
                                                                    ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                     $ 8,905,630                $ 8,308,785
Accrued expenses                                                       3,103,837                  2,751,813
Restructuring charge                                                          --                    251,203
                                                                    ------------               ------------

   Total current liabilities                                          12,009,467                 11,311,801
                                                                    ------------               ------------

Long term debt                                                        11,500,000                 11,400,000
Capital lease obligations                                                  9,097                     34,732
Deferred income taxes                                                     53,000                    144,000


STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
  shares authorized; 5,325,258 and
  5,343,808 shares issued at April, 1996
  and July, 1995, respectively                                            53,253                     53,439
Additional paid-in capital                                             3,698,246                  3,835,604
Retained earnings                                                     18,368,893                 19,762,157
Less 78,853 and 96,046 shares in treasury at
 April, 1996, and July 1995, respectively, at cost                      (396,919)                  (483,572)
                                                                    ------------               ------------

  Total stockholders' equity                                          21,723,473                 23,167,628
                                                                    ------------               ------------

  Total Liabilities and Stockholders' equity                        $ 45,295,037               $ 46,058,161
                                                                    ============               ============

See Notes to Consolidated Condensed Financial Statements.

                        SPEC'S MUSIC, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                               APRIL 30,                                   APRIL 30,
                                                          ------------------                          -----------------
                                                        1996              1995                     1996               1995
                                                        ----              ----                     ----               ----
Product sales                                       $ 17,565,238      $ 17,818,938             $ 59,704,005       $ 60,460,308

Video rentals                                            363,724           551,617                1,176,694          1,715,744
                                                   -------------      ------------             ------------       ------------
TOTAL REVENUES                                        17,928,962        18,370,555               60,880,699         62,176,052
                                                   -------------      ------------             ------------       ------------

Cost of goods sold - sales                            11,757,449        11,200,438               39,856,678         39,212,470

Cost of goods sold - rental                              159,086           237,431                  526,571            728,402
                                                   -------------      ------------             ------------       ------------

TOTAL COST OF SALES                                   11,916,535        11,437,869               40,383,249         39,940,872
                                                   -------------      ------------             ------------       ------------

GROSS PROFIT                                           6,012,427         6,932,686               20,497,450         22,235,180

Store operating, general and
    administrative expenses                            7,071,513         6,735,494               22,082,907         19,681,004
                                                   -------------      ------------             ------------       ------------

Operating income (loss)                               (1,059,086)          197,192               (1,585,457)         2,554,176

Other income (expense), net                             (249,129)        (143,440 )                (660,805)          (218,844)
                                                   -------------      ------------             ------------       ------------

Earnings (loss) before income taxes                   (1,308,215)           53,752               (2,246,262)         2,335,332

Provision (benefit) for income taxes                    (496,000)           22,000                 (853,000)           881,000
                                                   -------------      ------------             ------------       ------------

         NET EARNINGS (LOSS)                       $    (812,215)     $     31,752             $ (1,393,262)      $  1,454,332
                                                   =============      ============             ============       ============

EARNINGS (LOSS) PER SHARE                          $        (.15)     $        .01             $      ( .25)      $        .28
                                                   =============      ============             ============       ============
Weighted average number of
    common shares outstanding                          5,449,000         5,249,000                5,492,000          5,256,000
                                                   =============      ============             ============       ============

See Notes to Consolidated Condensed Financial Statements.

                        SPEC'S MUSIC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                            1996              1995
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                               $ (1,393,262)        $ 1,454,332

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
         Depreciation and amortization of property and equipment         2,056,318           1,354,885
         Amortization of video rental inventory                            599,972             837,523
         Loss on disposal of property and equipment                         76,858                  --
         Gain on disposal of video rental inventory                        (79,368)           (108,339)
         Amortization of preopening expenses                               564,902             187,305
         Amortization of intangibles                                        14,318              14,318
         Deferred compensation expense                                      18,490                  --

    (Increase) decrease in assets:
         Receivables                                                       343,870             (67,928)
         Inventories                                                     3,209,939          (2,615,318)
         Prepaid expenses                                                 (216,338)           (328,230)
         Prepaid income taxes                                             (681,845)             87,000
         Other assets                                                      185,803            (162,100)
         Deferred tax asset                                                177,000            (183,000)

    Increase (decrease) in liabilities:
         Accounts payable                                                  596,845          (1,648,053)
         Accrued expenses                                                  385,693             840,536
         Restructuring charge                                             (251,203)           (152,843)
         Income taxes                                                         --               199,000
         Deferred income taxes                                             (91,000)             43,000
                                                                      ------------         -----------

Net cash provided by (used in) operating activities                      5,516,992            (247,912)
                                                                      ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of video rental inventory                                   (280,925)           (657,469)
    Additions to property and equipment                                 (2,957,550)         (6,670,182)
                                                                      ------------         -----------
Net cash used in investing activities                                   (3,238,475)         (7,327,651)
                                                                      ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from credit facilities                                  100,000           6,700,000
    Repayments of capital lease                                            (25,636)            (24,104)
                                                                      ------------         -----------

Net cash provided by financing activities                                   74,364           6,675,896

    Net (decrease) increase in cash                                      2,352,881            (899,667)
    Cash and equivalents at beginning of period                            552,224           1,339,140
                                                                      ------------         -----------

    Cash and equivalents at end of period                             $  2,905,105         $   439,473
                                                                      ============         ===========

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

    The results of operations for the nine period ended April 30, 1996 are not necessarily indicative of the operating results for the full fiscal year. Certain items have been reclassified on the Balance Sheets and the Statements of Earnings to conform to fiscal 1996 classifications. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2.  LONG TERM DEBT

    At April 30, 1996, the Company had a $15 million unsecured revolving line-of-credit, which had an outstanding balance of $11.5 million. On May 30, 1996, the Company replaced this credit agreement with a new 2 year credit agreement (the "Revolving Credit Facility"), which includes a $3,000,000 stand-by letter of credit facility which expires two (2) years from the closing date. Under the Company's new Revolving Credit Facility, it may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory.

    The Revolving Credit Facility and all of the Company's obligations in connection therewith are secured by first-priority security interests in substantially all of the Company's assets, and the Company may not further pledge its assets without the prior approval of its lender. The Company is also required to meet certain financial covenants, including minimum earnings, fixed charge coverage and tangible net worth levels. In addition, the Company may not exceed certain capital expenditures and inventory cost levels.

    The Revolving Credit Facility bears interest at a floating rate, adjusted monthly, equal to the Index Rate (as defined below) plus 2.875%. The "Index Rate" is the last month-end published rate for 30-day dealer-placed commercial paper sold through dealers by major corporations as published in the Money Rates section of THE WALL STREET JOURNAL. Accrued interest is payable monthly in arrears. The interest rate at May 31, 1996 was 8.275%.

    The outstanding amount under the Revolving Credit Facility was approximately $9.3 million as of June 11, 1996.

3.  STATEMENT OF CASH FLOWS INFORMATION

    The following is supplemental disclosure of cash flow information:

                                              NINE MONTHS ENDED
                                                  APRIL 30,
                                              -----------------
                                          1996                 1995
                                          ----                 ----
          Interest paid               $   598,287          $   196,034
          Income tax paid                     -0-              735,000



     Supplemental noncash financing activities information:

     During the nine months ended April 30, 1996, no restricted stock awards were granted and awards totaling $102,865 were canceled. During the nine months ended April 30, 1995, restricted stock awards totaling $131,850 were granted and awards totaling $48,449 were canceled.

     The Company contributed $33,669 and $42,062 in common stock to the Company's 401(k) Plan during the nine months ended April 30, 1996 and 1995, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 AND 1995

REVENUES

Total revenues decreased by $442,000 or 2.4%, during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. On a same-store basis (stores open for more than one year), revenues decreased by 2.1% over last year.

Revenues from product sales decreased by 1.4% for the chain as a whole and decreased by 1.6% on a same-store basis. Total and same-store revenues declined due to increased competition and fewer hit releases which contribute to greater in-store traffic. In the past two years mass merchandisers have begun to sell compact discs and cassettes at or near cost to attract customers to their stores, and, late in fiscal 1995, a national electronic mass merchandiser entered several of the Company's markets, increasing the retail space devoted to music. In general, as a result of the increased competition, market prices of music product have declined producing lower revenues and lower margins.

The Company has elected to compete on the basis of innovation, selection, merchandising and customer service while taking actions to neutralize pricing moves by competition. Nevertheless, the Company believes that in the foreseeable future same-store revenues may decline.

The Company's lease for its Dadeland Mall store is scheduled to expire on June 30, 1996. The Company has not yet successfully negotiated a renewal of this lease. It is probable that the lease will either not be renewed or that the Company's store will be moved to a less favorable location in the mall. During fiscal 1996, revenues from such store are projected to represent 3.8% of the Company's total product sales.


Video rental revenue decreased by 34% for the chain as a whole and by 23% on a same-store basis as compared to fiscal 1995. The closing of one video rental department, and lower demand contributed to lower revenue.

GROSS PROFIT

Gross profit from product sales, which is net of product management and distribution costs, was 33.1% and 37.1% during the third quarters of fiscal 1996 and 1995, respectively. Gross profit, as a percentage of revenue, declined primarily because of promotional markdowns and the continued shift in the sales mix to compact discs and laser discs, which have lower gross margins than audio cassettes and VHS tapes.

Gross profits from video rentals were 56.3% and 57.0% during the third quarters of fiscal 1996 and 1995, respectively, primarily due to the closure of four video rental departments since the first quarter of fiscal 1995.

Total gross profit was 33.5% and 37.7% of revenue during the third quarters of fiscal 1996 and 1995, respectively. The Company expects total gross profit, as a percentage of revenues, to decline in the foreseeable future because of the continued shift in the sales mix to compact and laser discs, the continued decline of video rental revenues and the increased pricing pressures due to a heightened competitive environment, as described above.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 39.4% and 36.7% during the third quarters of fiscal 1996 and 1995, respectively. Store occupancy costs, as a percentage of revenue, increased significantly because of a decline in same-store revenue and because of the impact of eleven new store openings during the last three quarters of fiscal 1995, and two new store openings in the first quarter of fiscal 1996. New store expenses are higher relative to revenue in their initial year of operation. In addition, depreciation and amortization during the third quarter of fiscal 1996, increased as a percentage of revenue because of capital investment associated with new stores. This increase was offset in part by lower general and administrative expenses, as a result of lower labor costs, services and advertising costs.

OTHER INCOME (EXPENSE)

The Company incurred net interest expenses of $188,000 and $144,000 during the third quarter of fiscal 1996 and 1995, respectively. The increase is due to increased capital investment and working capital related to new store expansion and renovations in fiscal 1995 and the first quarter of fiscal 1996, which required the Company to increase its borrowings to $11.5 million at April 30, 1996.

INCOME TAXES

The effective income tax rate, as a percentage of earnings before income taxes, was 37.9% and 37.7% during the third quarter of fiscal 1996 and 1995, respectively. The effective income tax rate did not vary significantly from the third quarter in the prior fiscal year.

NET EARNINGS (LOSS)

During the third quarter of fiscal 1996, the Company lost $(812,000) or $(.15) per share compared to earnings of $32,000 or $.01 per share during the third quarter of fiscal 1995. Earnings declined significantly because of lower sales, lower gross margins resulting from increased competition and higher store operating costs associated with new store openings.

NINE MONTHS ENDED APRIL 30, 1996 AND 1995

REVENUES

Total revenues decreased by $1,295,000 or 2.1%, in the first nine months of fiscal 1996, compared to the same period in fiscal 1995. On a same-store basis, revenues decreased by 7.1%, compared to the same period in 1995.

Revenues from product sales decreased by 1.3% for the chain as a whole and by 6.7% on a same-store basis during the first nine months of fiscal 1996. This decrease is due in part to the lack of significant new hit release titles and increased competition, as described above.

Video rental revenues decreased by 31% for the chain as a whole and by 24% on a same-store basis. The closing of four video rental departments since the second quarter of fiscal 1995 and a lower demand for video rentals contributed to lower rental revenues.

GROSS PROFIT

Gross profit from product sales, which is net of product management and distribution costs, was 33.2% and 35.1% during the first nine months of fiscal 1996 and 1995, respectively. Gross profit, which is expressed as a percentage of revenues, declined primarily because of promotional markdowns and the continued shift in sales mix to compact and laser discs, which have a lower gross margin than audio cassettes and VHS tapes. Gross profit for video rentals was 55.2% and 57.5% during the first nine months of fiscal 1996 and 1995, respectively, primarily due to the closure of 3 video rental departments during the first nine months of fiscal 1996.

Total gross profit was 33.7% and 35.8% of revenue during the first nine months of fiscal 1996, and 1995, respectively. The Company expects total gross profit, as a percentage of revenue, to decline in the foreseeable future because of the continued shift in sales mix to compact and laser discs, the continued decline of video rental revenues and increased promotional markdowns due to a heightened competitive environment, all as described previously herein.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 36.3% and 31.7% during the first nine months of fiscal 1996 and 1995, respectively. Store operating expenses increased due to higher occupancy and depreciation costs associated with the capital spending described above and a decline in same-store sales. General and administrative expenses as a percentage of revenue decreased from the prior year as a result of lower labor, services and advertising costs.

OTHER INCOME (EXPENSE)

Other expenses include net interest expense of $622,000 and $239,000 during the first nine months of fiscal 1996 and 1995, respectively. This increase in interest expense is due to a significant increase in new store expansion during fiscal 1995 and the first quarter of fiscal 1996, which required the Company to increase its borrowings to $11.5 million at the end of the third quarter of fiscal 1996.

NET EARNINGS (LOSS)

For the nine month period ended April 30, 1996, the net loss was ($1,393,000) or ($.25) per share, compared to earnings of $1,454,000 or $.28 per share for the first nine months of fiscal 1995. Reduced sales and lower margins due to increased competition and costs associated with the new Spec's stores during the first half of the year contributed to lower earnings for the first nine months in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1996, working capital was $14.5 million compared to $16.3 million at July 31, 1995. The decrease in working capital during the first nine months of fiscal 1996 was primarily the result of a reduction of inventory. Cash balances as of April 30, 1996 were $2.9 million, up from $.6 million at July 31, 1995.

Cash flow used in investing activities decreased from $7.3 million in fiscal 1995 to $3.2 million in fiscal 1996. The primary reason for the decrease is the capital investment related to property and equipment for six new stores that opened during the first nine months of fiscal 1995.

At April 30, 1996, the Company had a $15 million unsecured revolving line-of-credit, which had an outstanding balance of $11.5 million. On May 30, 1996, the Company replaced this credit agreement with a new two-year credit agreement (the "Revolving Credit Facility"), which includes a two-year $3,000,000 stand-by letter of credit facility. Under the Revolving Credit Facility, the Company may borrow up to the the lesser of (a) $15,000,000 or
(b) 60% of the Company's eligible inventory.

The outstanding amount under the Revolving Credit Facility was approximately $9.3 million as of June 11, 1996.

The Company substantially completed its expansion program during the first quarter of fiscal 1996. The Company's future liquidity and its ability to reduce its debt level will depend upon its ability to generate sufficient cash flow from operating activities by reducing its store operating, general and administrative expenses as a percentage of revenue and increasing its inventory turnover rate. The Company's future profitability or the lack thereof, will have a substantial impact on its liquidity and the availability of capital resources necessary to conduct its business, renovate its stores and open additional new stores.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

             Exhibits
         (a)   10.1  Credit Agreement dated as of May 22, 1996 between
                     Spec's Music, Inc., as Borrower and General Electric Capital Corporation, as Lender.

         (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended April 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SPEC'S MUSIC, INC.
                                        ----------------------------------------
                                                     (Registrant)

          JUNE 13, 1996                  /s/ ANN S. LIEFF
- ---------------------------------       ----------------------------------------
              Date                           ANN S. LIEFF
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)

          JUNE 13, 1996                  /s/ JEFFREY J. FLETCHER
- ---------------------------------       ----------------------------------------
              Date                           JEFFREY J. FLETCHER
                                             Executive Vice President,
                                             Chief Operating and Financial
                                             Officer
                                             (Principal Financial and Accounting
                                             Officer)