Form 10-K405
period 1996-07-31
SPECS MUSIC INC
filed 1996-10-29
CIK 777277

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

                  FOR THE FISCAL YEAR ENDED JULY 31, 1996 OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of October 22, 1996, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $3,892,449.

     As of October 22, 1996, the number of shares of common stock of the Registrant issued and outstanding was 5,319,269.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III--Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX TO FORM 10-K







  Item     1.   Business....................................................  3
  Item     2.   Properties..................................................  9
  Item     3.   Legal Proceedings........................................... 10
  Item     4.   Submission of Matters to a Vote of Security Holders......... 10
  Item     5.   Market for Registrant's Common Stock and
                   Related Stockholder Matters.............................. 12
  Item     6.   Selected Financial Data..................................... 13
  Item     7.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................ 14
  Item     8.   Financial Statements and Supplementary Data................. 19
  Item     9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................... 32
  Item    10.   Directors and Executive Officers of the Registrant.......... 32
  Item    11.   Executive Compensation...................................... 32
  Item    12.   Security Ownership of Certain Beneficial Owners
                   and Management........................................... 32
  Item    13.   Certain Relationships and Related Transactions.............. 32
  Item    14.   Exhibits, Financial Statement Schedules, and Report
                   on Form 8-K.............................................. 33

ITEM 1.  BUSINESS

GENERAL

Spec's Music, Inc., founded in 1948 and headquartered in Miami, Florida, operates 49 stores in Florida and Puerto Rico, including 20,000-square-foot "megastores" in Miami Beach, Coconut Grove, and the Sawgrass Mills Mall in Sunrise, Florida. As such, we are among the most highly recognized and largest retailers of specialty music in the Miami/Ft. Lauderdale metropolitan area, and Florida's Gold Coast. Our particular strength lies in the diversity of products we offer, including audio compact discs (CD's); pre-recorded cassette tapes; movies and music on VHS tapes and laser discs; blank audio and video tapes; a wide range of audio and video accessories; and boutique items such as tee shirts, posters, and collectibles. In addition, customers can rent video movies at one of nine locations.

Spec's market area continued to expand in fiscal 1996 with the opening of two new stores, including our hot new "megastore" on Miami Beach. To remain competitive, however, we also closed eight under performing stores during the fiscal year. At fiscal year end, therefore, we operated 52 stores, down from last year's total of 58. The overwhelming majority of our stores (48) are located in Florida, with the remainder throughout the island of Puerto Rico. The design and format of each of our stores has been tailored specifically to best serve the needs of our customers in a specific locale. At the end of fiscal 1996, we operated 19 stores in enclosed traditional shopping malls and 30 stores in shopping centers and free-standing downtown locations. Of these, 19 are "superstores", which typically span 7,000-10,000 square feet of retail space. Additionally, our "megastores" in Miami Beach, Coconut Grove, and the Sawgrass Mills Mall are comprised of more than 20,000 square feet each.

We are particularly proud of our diverse product mix, which offers a wide variety of audio and video products to shoppers of every age and taste. In Florida alone there are more than 25 million tourists annually, in addition to the state's 14 million permanent residents. Studies have shown that music preferences which tend to correlate with the ethnic backgrounds of its listeners are highly fragmented among segments of the population. This in turn creates both challenges and opportunities for us to offer the best product mix -- store by store -- and to position ourselves in a number of specialty music categories.

Spec's is committed to maintaining its position as the dominant specialty retailer of prerecorded music and music-related products and offering the highest quality service to its customers. While all of our stores maintain a comprehensive selection of diverse music categories, our newly opened stores provide a unique opportunity for customers to interact with our products. Specifically, they can sample music at listening stations throughout the store and search on-line at information kiosks for product listings throughout the Spec's network, as well as accessibility to more than 130,000 titles available via special order. We currently offer more than 93,000 active audio and video titles.

Perhaps as important as our reputation in the retail music industry is our commitment to creating a top working environment for our employees. Spec's is honored to have been named the number one public company in the United States for women to work for, according to a study by BUSINESS ETHICS. In its May/June 1996 issue, the Minneapolis-based magazine cited Spec's high percentage of female members of its board of directors (60%), women in management (44%), and female employees (47%). Further, Spec's ranked 61 on the list of the magazine's top 100 companies, which compared environmental performance, community relations, employee relations, and financial performance.


PRODUCTS

In fiscal 1996, the sale of audio products comprised approximately 82% of total revenue. This represents a slight increase over fiscal 1995's 81% and fiscal 1994's 79%. Of that number 65% came from the sale of compact discs as compared to 61% in fiscal 1995 and 57% in fiscal 1994. Cassette tapes comprised 17% of total revenue in fiscal 1996, a decrease over fiscal 1995's 20% and fiscal 1994's 22%. CD's in particular have increased significantly as a percentage of total revenues, and industry projections suggest that sales of CD players are likely to increase in the foreseeable future. Conversely, revenue from video product sales and rental declined during fiscal 1996, down to 10% from 11% in fiscal 1995 and 13% in fiscal 1994. This trend reflects Spec's decision to eliminate video rentals in all but 9 stores for competitive reasons.

AUDIO PRODUCTS
Spec's sells prerecorded compact discs and cassette tapes manufactured by leading domestic and foreign manufacturers, as well as blank audio cassettes. Each of our stores carries a wide assortment of CD's and cassettes of popular recording artists on such prominent labels as Columbia, Warner Brothers, Sony, Elektra, Atlantic, Polygram, RCA, MCA, Motown, A&M, Arista, Capitol, EMI, SBK, and Geffin Records. We also offer a diverse range of music including pop, rock, rap, country, jazz, classical, Latin, folk, Broadway, children's, and many others.

VIDEO PRODUCTS
While Spec's has reduced the number of video rental departments within its music stores, each store continues to sell prerecorded video movies. Our broad selection of movies includes popular feature films, children's films, classic movies, music videos, educational titles, and sports-related titles. They range in price from $9 to $99, with an average price of about $17 -- including used copies which were previously part of the rental inventory. Additionally, we also sell prerecorded movies on laser disc format, with prices ranging from $20 to $94, with an average price of roughly $39.

OTHER PRODUCTS
Spec's offers numerous music-related accessories such as storage and carrying cases for cassettes, CD's, and movies, as well as cleaning and maintenance kits, songbooks, and sheet music. We also carry unique items such as posters, buttons, and tee shirts, and, in our "megastores", magazines, jewelry, trading cards, post cards, and musical instruments.


SEASONALITY

The Company experiences higher sales volume during the Christmas selling season. Revenues during the month of December, as a percentage of annual revenues, were 15.7%, 16.7% and 16.0% in fiscal 1996, 1995 and 1994, respectively.



ADVERTISING AND MARKETING

Spec's, through its marketing and advertising programs, is dedicated to remaining the foremost music entertainment retailer in both its Florida and Puerto Rico locations. We are accomplishing this by highlighting our unsurpassed selection and everyday value pricing.

Our traditional means of mass media advertising include radio, television, print, and mass mailings, the majority of which is directed toward radio. Radio advertising affords us the unique opportunity to target specific niche listening audiences, such as those interested in classical music, jazz, Latin music, alternative rock, and so forth. Radio also enables us to advertise on short notice the availability of new products and promotions. Further, in conjunction with major music suppliers, we occasionally participate in special promotions for appearances of prominent recording artists. We have also developed a mailing list which targets these listeners.

In fiscal 1996, Spec's introduced a unique new campaign. In this program, we are buying back thousands of used CD's for $3. apiece in "Spec's Bucks", which can be used to buy new products in our stores. The used CD's, in turn, are resold to other customers. We think this is a definite win-win situation!

PURCHASING AND INVENTORY

Almost all of our products are purchased under individual purchase orders from manufacturers who deliver the merchandise within several days after the order is placed. In order to remain competitive, we purchase merchandise from more than 200 suppliers, although a large majority of our orders are placed with the eight largest vendors.

Roughly 95% of our merchandise is delivered directly to Spec's distribution center in Miami. From there, individual store deliveries are made via truck twice a week to stores in southeast Florida. We use common carriers providing next-day service to our stores in Puerto Rico and outside the southeast Florida truck delivery area. A certain amount of merchandise is also directly shipped to stores by individual vendors. We utilize recent store sales trends to determine the amount of merchandise distributed to each individual store.

Current trade practices in the prerecorded music industry enable us to return most of our unsold products to the manufacturers. The great majority of these manufacturers do not have limits on the number of these returns but rather impose a return penalty ranging from zero to 35% of the unit cost. Manufacturers of video movies limit the return privilege to approximately 10-20% of purchases. During fiscal 1996, we returned about 17% of our total purchases to manufacturers.



STORE OPERATIONS AND PERSONNEL

Each of our stores is typically open seven days a week, including weekdays and Saturday evenings. A manager and an assistant manager serve each store, paying particular attention to a high level of customer service and ease of store operation. Store and district managers are encouraged to reach performance goals by the availability of a cash incentive program.

We recognize the importance to customers of a trained management and sales staff, and we strive to hire experienced staff at all levels of our organization.

Spec's processes its sales transactions on point-of-sale (POS) cash terminals. In fiscal 1996, about 64% of our sales were made by either cash or check. The balance was transacted by any of a number of national credit cards, for which we pay between 1.7% and 3% of sales as a service charge.

At July 31, 1996, Spec's had approximately 321 full-time and 355 part-time employees (associates), who are paid strictly on an hourly basis with no sales commissions. In order to provide the best in customer service, we also add temporary associates during peak sales periods. None of our associates are covered by collective bargaining agreements, and we have never experienced a strike or work stoppage. We are very proud of the continuing excellent working relationship we have with all of our staff.



MANAGEMENT INFORMATION SYSTEMS

Our automated inventory management and distribution system, which is bar code-based, enables us to centrally purchase and manage our inventory, control the quantity and mix of product in each store, and minimize payroll and production costs. We also adjust our stock levels in individual stores to correspond to recent sales trends in each market area. During fiscal 1996, we enhanced our distribution system by introducing a new cross docking system which reduced our inventory and allowed just-in-time purchasing.

Our automated store transfer and product returns inventory handling system allows us to routinely return non-selling merchandise, which is scanned into a computer for tracking purposes. The computer then decides whether the merchandise should be returned to regular warehouse stock or to the vendor. This process has greatly increased both accuracy and productivity in processing transfers and returns, and enables us to replenish inventory between stores without ultimately sending the product back to the vendor.

Our on-line customer service network has been very successful in providing inventory status on special orders, transmitting special orders to the distribution center, or communicating special orders directly with specific vendors via Electronic Data Interchange (EDI). We believe this customer service network is unique among music retailers. The EDI program includes electronic transmission of purchase orders directly to our vendors' computers, the electronic receipt of vendor invoices, and direct shipment of products to our stores.



SERVICEMARKS

All of our stores operate under the "Spec's" name. The mark "Spec's" and our company logo are servicemarks registered with the U.S. Patent and Trademark Office. We believe that both the mark and logo are important name recognition devices and serve us well in advertising and promotional activities. Our name and logo are also registered separately in the State of Florida.

COMPETITION

There is no doubt that the retail music business is highly competitive. Among our competitors are mass merchants, discount stores, video rental outlets, electronic and computer stores, book stores, mail order clubs, warehouse outlets, and specialty music stores. Many of these competitors are national in scope and therefore have greater financial resources than we do. The Company anticipates non-traditional retailers will continue to sell music and video products at highly discounted prices. Also, we face further entertainment-based competition from movies, concerts, video games, and CD-ROM computers. Additionally, we compete with a broad range of retail businesses for new store locations and for existing locations when leases are up for renewal.

However, we believe that our competitive advantages are many: 1) our large number of stores afford us sufficient critical mass for effective marketing programs while simultaneously allowing us to respond quickly to shifts in the market; 2) after more than 49 years in the business, our name recognition and customer loyalty is particularly strong; 3) we are sought out for our unsurpassed selection of both Latin and classical music; and 4) we are recognized as a value price leader in the retail music industry.

ITEM 2.  PROPERTIES

Spec's leases 48 stores throughout Florida and Puerto Rico, and owns the building which houses its Miami Beach store. In addition, the company owns the building of a former store in Tampa, which is currently being leased to another retailer. Our stores contain an average of 6,644 square feet of total space. At the end of fiscal 1996, we operated 19 stores in enclosed traditional shopping malls and 30 stores in shopping centers and free-standing downtown locations. Of these, 19 are "superstores", which typically span 7,000-10,000 square feet of retail space. Additionally, our "megastores" in Miami Beach, Coconut Grove, and Sawgrass Mills Mall are comprised of more than 20,000 square feet each.

Store leases generally provide for fixed monthly rental payments and require us to pay real estate taxes and certain other charges. Some leases also subject us to escalation formulas and others to additional rent based on a percentage of net sales -- often ranging from 3% to 7%. The terms of our leases range from three to fifteen years, and many have renewal options for longer terms. For the year ended July 31, 1996, Spec's rental expense was approximately $10.1 million, including $118,287 in percentage rental. All of our stores are leased from unrelated parties, except the Coral Gables store on South Dixie Highway and the St. Petersburg store on 66th Street, which are leased from trusts; the trustees and beneficiaries of these trusts include Ann S. Lieff, president of Spec's, and Rosalind S. Zacks, vice president of the Company. See Item 13, Certain Relationships and Related Transactions.

Spec's executive offices and distribution center comprise 46,000 square feet of space at 1666 NW 82nd Avenue, Miami, Florida, near the Miami International Airport.

ITEM 3. LEGAL PROCEEDINGS.

 There are no material legal proceedings to which the Company is a party.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                               EXECUTIVE OFFICERS

All executive officers of the Company were elected to their present offices at the Annual Meeting of the Board of Directors held on December 12, 1995. The following table sets forth, as of October 1, 1996, certain information regarding the executive officers of the Company.


                                      PRINCIPAL BUSINESS EXPERIENCE
NAME                         AGE      DURING THE PAST FIVE YEARS
----                         ---      -----------------------------
Martin W. Spector            91       Chairman Emeritus since 1996. Chairman of the Board of
                                      Directors of the Company 1980 - 1996; President and Chief
                                      Executive Officer and Director of the Company and its
                                      predecessors 1948-1980.

Barry J. Gibbons             50       Chairman of the Board, since 1996.   Director since 1995.

Ann S. Lieff                 44       President and Chief Executive Officer of the Company since
                                      1980; Director since 1979.

Jeffrey J. Fletcher          44       Executive Vice President, Chief Operating and Financial Officer
                                      since 1996.

Dorothy J. Spector           77       Secretary of the Company since its incorporation in 1970.

Rosalind S. Zacks            46       Vice President since April 1993; Executive Vice President and
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

1996                 HIGH     LOW         1995                 HIGH    LOW

First quarter        4 1/8    2 1/2       First quarter        5 3/4   4 1/4
Second quarter       3 1/8    1 1/4       Second quarter       6       4 1/4
Third quarter        2 5/8    1 3/4       Third quarter        6 1/2   3 1/2
Fourth quarter       2 1/8    1 3/8       Fourth quarter       4 1/4   3


The Company has not paid any cash dividends on its common stock during the periods shown, and does not intend to pay dividends in the foreseeable future.

On October 25, 1996, the Company had 5,319,269 shares of common stock outstanding held by 392 stockholders of record, and approximately 1,500 beneficial owners.

ITEM 6.       SELECTED FINANCIAL DATA.

YEARS ENDED JULY 31,                                               1996         1995         1994         1993         1992

(IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
OPERATIONS STATEMENT DATA:

Revenues                                                        $77,532      $79,603      $78,388     $ 72,733     $ 63,056

Gross profit                                                     26,090       28,406       28,590       26,664       22,929

Store operating, general and administrative expenses             29,065       26,338       24,136       22,834       20,157

Store closing expenses                                            3,251           --           --           --           --

Restructuring charge                                                 --           --           --        3,204           --

Interest (expense) and other income                                (918)        (410)          44        1,013          128
                                                              ---------    ---------    ---------   ----------    ---------

Earnings (loss) before income taxes                              (7,144)       1,658        4,498        1,639        2,900

Provision (benefit) for income taxes                             (2,651)         626        1,681          485          970
                                                              ---------    ---------    ---------   ----------    ---------

Net earnings (loss)                                           $  (4,493)   $   1,032    $   2,817   $    1,154    $   1,930
                                                              =========    =========    =========   ==========    =========

Cash flow from operating activities                               4,671          380        2,319        4,223        8,020
                                                              =========    =========    =========   ==========    =========

Net earnings (loss) per common share                          $   ( .86)   $     .20    $     .54   $      .22    $     .36
                                                              =========    =========    =========   ==========    =========

Weighted average number of common shares outstanding              5,246        5,248        5,264        5,195        5,338
                                                              =========    =========    =========   ==========    =========

BALANCE SHEET DATA (AS OF JULY 31,):

Working capital                                                $ 10,822     $ 16,702     $ 12,117     $ 10,779     $  8,325
Total assets                                                     42,125       46,497       37,364       31,155       29,035
Capital lease obligation and long term debt                       9,654       11,435           67           97          126
Common stockholders' equity                                      18,647       23,168       22,000       18,971       18,269
Common stockholders' equity per share                             3.55         4.41         4.22         3.66         3.47
Return on sales                                                  (5.8%)        1.3%         3.6%         1.6%         3.1%
Return on average common stockholders' equity                   (21.5%)        4.6%        13.8%         6.2%        11.0%



OPERATING DATA:
Number of stores (at July 31)                                        52           58           55           56          63
Weighted average revenue per store                           $1,424,000   $1,385,000   $1,375,000   $1,198,000  $1,095,000
Square feet of selling space (at July 31)                       323,323      336,130      280,100      273,400     323,900

Weighted average revenue per square foot
  of selling space                                           $      227   $      266   $      279   $      242  $      210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to revenues and the percentage change in those items from period to period.

                                                                                 PERCENTAGE OF REVENUES
YEARS ENDED JULY 31,                                                     1996          1995          1994
Product sales                                                            98.0%         97.1%        95.3%
Video rental                                                              2.0           2.9          4.7
                                                                        -----         -----        -----
Total revenues                                                          100.0         100.0        100.0


Gross profit - product sales                                             33.2          35.1         35.6
Gross profit - video rental                                              54.2          55.9         55.1
                                                                        -----         -----        -----

Total gross profit                                                       33.7          35.7         36.5

Store operating, general and administrative expenses                     37.5          33.1         30.8
Store closing expenses                                                    4.2          --           --
Other income (expense)                                                   (1.2)         (0.5)         0.1
                                                                        -----         -----        -----

Earnings (loss) before income taxes                                      (9.2)          2.1          5.7
Provision (benefit) for income taxes                                     (3.4)          0.8          2.1
                                                                        -----         -----        -----

NET EARNINGS (LOSS)                                                      (5.8)          1.3          3.6
                                                                        -----         -----        -----


                                                                           PERIOD TO PERIOD PERCENTAGE
                                                                              INCREASE (DECREASE)

YEARS ENDED JULY 31,                                                     1996        1995          1994
Product sales                                                           (1.7)%         3.5%         12.0%
Video rental                                                           (33.1)%       (38.0)        (38.6)
Total revenues                                                          (2.6)          1.6           7.8
Gross profit - product sales                                            (6.9)          2.2          11.8
Gross profit - video rental                                            (35.2)        (37.1)        (30.0)
Total gross profit                                                      (8.2)         (0.6)          7.2
Store operating, general and administrative expenses                    10.4           9.1           5.7
Store closing expenses                                                 100.0           --            --
Other income (expense)                                                 123.9          n/m          (95.7)
Earnings (loss) before income taxes                                   (530.8)        (63.1)        174.3
Provision (benefit) for income taxes                                  (523.6)        (62.8)        246.1
NET EARNINGS (LOSS)                                                   (535.2)        (63.4)        144.1

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis and other information in this annual report contain statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases"; unfavorable developments with respect to a lease; general economic factors in markets where the Company's products are sold; and other factors discussed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

REVENUES

Total revenues decreased by $2,071,000 or 2.6% from fiscal 1995 to fiscal 1996. On a same-store basis (stores open more than one year) revenues decreased by 5.7% over last year.

Revenue from product sales decreased by 1.7% for the chain as a whole and decreased by 5.4% on a same-store basis. Revenues declined because increased unit sales of compact discs were more than offset by decreased unit sales of cassettes and video product. Same-store revenues declined primarily because of fewer new hit release titles which contribute not only to greater sales but to greater in-store traffic. In addition, the Company has seen significant expansion of competitive music retail space by non-traditional music retailers which often sell compact discs near or at cost in certain markets, which contributed to same-store sales declines.

Video rental revenue decreased by 33.1% for the chain as a whole and by 23.3% on a same-store basis as compared to fiscal 1995. The Company maintains video rental departments in limited stores based on customer demand and has not aggressively promoted this business. During fiscal 1996, the Company closed three video rental departments.

The Company plans to continue to review and adjust its prices and focus its marketing and advertising campaign to differentiate its product offering from price oriented mass merchants and discount electronics stores. Nevertheless, the Company is likely to continue to experience revenue declines due to non-traditional retailers' price slashing. In addition, revenues are expected to decline after the closure of the Coconut Grove store.

Total revenues increased by $1,215,000 or 1.6% from fiscal 1994 to fiscal 1995. On a same-store basis, revenues decreased by 2.3%.

During fiscal 1995, revenue from product sales rose by 3.5% for the chain as a whole and decreased by .8% on a same-store basis. The increase in product sales was due to the addition of eleven new stores. Same-store revenues declined primarily because of the lack of significant new hit release titles which contribute not only to greater sales but to greater in-store traffic. In addition, the entry of a significant new competitor in the Company's South Florida market contributed to lower same-store revenues particularly in the fourth quarter of fiscal 1995.

Video rental revenue decreased by 38% for the chain as a whole and by 15% on a same-store basis during fiscal 1995 as compared to 1994. The closing of one video rental department during fiscal 1995, and lower demand contributed to lower revenue.

Weighted average revenue per store increased by 2.8% to $1,424,000 in fiscal 1996 and increased by .7% in fiscal 1995. The weighted average revenue per square foot of selling space decreased to $227, or 14.7% in fiscal 1996 and decreased to $266, or 4.7% in fiscal 1995. The decrease in fiscal 1996 reflects the addition of two mega stores early in the year which tended to bring down the average during the development period. The decrease in fiscal 1995 reflects the addition of larger stores toward the end of the fiscal year.

GROSS PROFIT

Gross profit for product sales, which is net of product management and distribution costs, was 33.2%, 35.1% and 35.6% in fiscal 1996, 1995 and 1994, respectively. Gross profit declined in fiscal 1996 primarily because of the continued shift in sales mix to compact and laser discs, which have lower gross margins than audio cassettes and VHS tapes.

Gross profit for video rentals was 54.2%, 55.9% and 55.1% in fiscal 1996, 1995 and 1994, respectively.

Total gross profit was 33.7, 35.7% and 36.5% in fiscal 1996, 1995 and 1994, respectively. The Company expects gros profit as a percentage of revenues to continue to decline as a result of competitive pricing pressures and the shift in product mix.

STORE OPERATING, GENERAL AND ADMINISTRATIVE  EXPENSES

Store operating, general and administrative expenses were 37.5%, 33.1% and 30.8% of revenues in fiscal 1996, 1995 and 1994, respectively. Store occupancy costs increased in fiscal 1996 because of the addition of two new mega stores whose operating expenses were higher relative to revenue in their initial year of operation. Depreciation and amortization also increased in fiscal 1996 because of the capital investment and pre-opening expenses associated with the new stores.

Store occupancy costs, as a percentage of revenue, increased because of a decline in same-store revenue and because of the impact of eleven new store openings during fiscal 1995. In addition, depreciation and amortization during fiscal 1995 also increased as a percentage of revenue because of capital investment associated with new stores and the expansion and renovation of one store and the Company's distribution center.

STORE CLOSING EXPENSE

In fiscal 1996, as part of its response to industry conditions, the Company provided a charge of $3,251,000 to cover the costs of closing unprofitable stores. During the year, the Company closed eight such stores and has closed or plans to close six additional stores in fiscal 1997. The major portion of the store closing expense relates to costs and writeoffs associated with the planned closing of the Coconut Grove mega store, which has been unprofitable and would likely remain unprofitable in the current competitive environment.

INTEREST EXPENSE AND OTHER INCOME

The Company incurred interest expense of $1,074,000 in fiscal 1996, $442,000 in fiscal 1995 and $46,000 in fiscal 1994. Interest expense increased in fiscal 1996 as a result of capital investment and working capital related to new store expansion and renovations in fiscal 1995 which required the Company to increase its borrowings to $9.7 million at the end of 1996 and $11.4 million at the end of 1995. The Company expects its borrowings to be reduced in the foreseeable future due to a significant reduction in capital expenditures and accordingly expects interest expense in fiscal 1997 to be lower than it was in fiscal 1996.

INCOME TAXES

The effective income tax rate as a percentage of earnings (loss) before income taxes, was 37.1%, 37.8% and 37.4% in fiscal 1996, 1995 and 1994, respectively.

NET EARNINGS

The net loss for fiscal 1996 was $(4,493,000) or $(.86) per share compared to net earnings of $1,032,000 or $.20 per share in fiscal 1995. The fiscal 1996 loss resulted from lower same-store sales resulting from increased competition, lower gross margins resulting from product mix shifts, higher store operating expenses associated with new store openings and the store closing expense charge. Fiscal 1995 earnings decreased from $2,817,000 or $.54 per share in fiscal 1994 because of lower same-store sales and lower gross margins resulting from increased competition and higher store operating, general and administrative costs associated with new store openings.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $10.8 million, $16.3 million and $12.1 million at July 31, 1996, 1995 and 1994, respectively. The decrease in working capital in fiscal 1996 resulted from a decrease in the Company's inventory levels and to losses incurred during the current year. The increase in working capital in fiscal 1995 was the result of working capital provided by operations, the reclassification of the company's line-of-credit facility to long-term debt and the use of long-term debt to finance inventory.

Cash flows from operating activities provided $4.7 million, $.4 million and $2.3 million in fiscal 1996, 1995, and 1994, respectively. In fiscal 1996, inventory reductions, obtained from just-in-time buying practices, contributed $4.5 million to increased operating cash flows. In fiscal 1995, the increase in inventory level, net of accounts payable, which increased by $2.9 million, contributed to lower operating cash flows. During fiscal 1995, the Company increased its inventory level by increasing the number of titles offered in many of its stores and by opening new and larger stores.

Cash flows used in investing activities decreased from $10.9 million in fiscal 1995 to $2.8 million in fiscal 1996. The primary reason for the increase is the significant capital investment related to property and equipment for 11 new stores opened during fiscal 1995 and preparation for two stores which opened in the first quarter of fiscal 1996.

At July 31, 1996, the Company had a $15 million secured revolving credit agreement, expiring May 1998, which includes a $3,000,000 stand-by letter of credit facility. Under the revolving credit agreement, the Company may borrow up to the lesser of (a) $15,000,000, or (b) 60% of the Company's eligible inventory (as defined in the credit agreement). At July 31, 1996, the Company had an outstanding balance of $9,654,000 under the revolving credit agreement. There were no borrowings under the stand-by letter of credit during fiscal 1996.

The Company is a specialty retailer in Florida and Puerto Rico of prerecorded music and video products and is also engaged in the rental of video tapes. This industry has experienced increased competition during the past few years, which coupled with other business related factors, has negatively impacted the Company's performance. The Company anticipates the competitive conditions will continue into the foreseeable future. The Company's return to profitable operations and continuity into the future is dependent upon various factors including improved sales and profit margins, reducing expenses, and eliminating unprofitable stores. Management believes that its cash flow from operations and availability under its existing credit agreement should be adequate to cover the Company's projected cash requirements during the year ending July 31, 1997. Operating results are, however, subject to various uncertainties and contingencies, many of which are beyond the Company's control. The Company's future profitability or the lack thereof, could have a substantial impact on its liquidity, its ability to meet its debt convenants, and the availability of capital resources necessary to conduct its business.

The Company plans capital investments in fiscal 1997 for store remodeling and store fixture upgrades. The investment program will be financed with cash from operating activities.

NEW ACCOUNTING PRONOUNCEMENTS

The Company will adopt the following Statements of Financial Accounting Standards ("SFAS") in the year ending July 31, 1997:

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a Company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less the cost to sell. SFAS No. 121 is effective for fiscal years that begin after December 15, 1995. Management has not yet determined the effect of SFAS No. 121 on the Company's financial position or results of operations.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro-forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from non-employees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and will begin providing the required pro-forma disclosure in its financial statements for the year ending July 31, 1997 as allowed by SFAS No. 123.

INFLATION AND ECONOMIC TRENDS

The Company is affected by general economic trends, particularly in Florida and Puerto Rico. The Company does not believe that inflation has had a material effect on the results of its operations during the past three fiscal years.

SEASONALITY

The Company experiences higher sales volume during the Christmas selling season. Revenues during the month of December, as a percentage of annual revenues, were 15.7%, 16.7% and 16.0% in fiscal 1996, 1995 and 1994, respectively.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Spec's Music, Inc., and Subsidiary
Miami, Florida

We have audited the accompanying consolidated balance sheets of Spec's Music, Inc. and Subsidiary (the "Company") as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spec's Music, Inc. and Subsidiary as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
October 18, 1996

CONSOLIDATED BALANCE SHEETS

July 31,                                                                   1996                             1995

ASSETS
CURRENT ASSETS:
Cash and equivalents                                               $    405,753                     $    552,224
Trade receivables                                                       293,681                          722,945
Income tax receivable                                                 1,236,641                               --
Inventories                                                          19,704,076                       24,464,990
Prepaid expenses                                                        589,984                        1,017,706
Prepaid income taxes                                                         --                          280,000
Deferred tax asset                                                    2,122,384                          976,000
                                                                   ------------                     ------------

   Total current assets                                              24,352,519                       28,013,865

Video rental inventory, net                                             489,649                          722,899
Property and equipment, net                                          16,714,965                       16,587,026
Other assets                                                            567,892                        1,173,371
                                                                   ------------                     ------------

   Total assets                                                    $ 42,125,025                     $ 46,497,161
                                                                   ============                     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      8,408,500                        8,308,785
Accrued expenses                                                      2,262,378                        2,751,813
Store closing reserve                                                 2,859,289                               --
Restructuring charge                                                         --                          251,203
                                                                   ------------                     ------------

   Total current liabilities                                         13,530,167                       11,311,801

Long term debt                                                        9,654,094                       11,400,000
Capital lease obligation                                                     --                           34,732

Deferred income taxes                                                   293,663                          583,000

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
   shares authorized; 5,319,269 and 5,343,808
   shares issued at 1996 and
   1995, respectively                                                    53,194                           53,439
Additional paid-in capital                                            3,700,043                        3,835,604
Retained earnings                                                    15,269,348                       19,762,157
Less 74,600 and 96,046 shares in treasury,
   at cost,  in 1996 and 1995, respectively                            (375,484)                        (483,572)
                                                                   ------------                     ------------

   Total stockholders' equity                                        18,647,101                       23,167,628
                                                                   ------------                     ------------

   Total liabilities and stockholders' equity                      $ 42,125,025                     $ 46,497,161
                                                                   ============                     ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS




Years ended July 31,                                 1996             1995              1994
REVENUES:

Product sales                                    $ 75,996,009     $ 77,306,250      $ 74,681,858
Video rentals                                       1,535,652        2,296,892         3,705,869
                                                 ------------     ------------      ------------

Total revenues                                     77,531,661       79,603,142        78,387,727

Cost of goods sold - product sales                 50,737,316       50,182,698        48,132,054
Cost of goods sold - video rental                     704,003        1,014,070         1,665,758
                                                 ------------     ------------      ------------

Gross profit                                       26,090,342       28,406,374        28,589,915

Store operating, general and
   administrative expenses                         29,064,731       26,337,806        24,136,232
Store closing expenses                              3,251,203               --                --
                                                 ------------     ------------      ------------

Operating income (loss)                            (6,225,592)       2,068,568         4,453,683

Other income (expense):
Interest income                                        58,986               --            26,526
Interest expense                                   (1,074,497)        (441,527)          (46,100)
Other                                                  96,769           31,230            63,216
                                                 ------------     ------------      ------------

Total other income (expense)                         (918,742)        (410,297)           43,642
                                                 ------------     ------------      ------------

Earnings (loss) before income taxes                (7,144,334)       1,658,271         4,497,325
Provision (benefit) for income taxes               (2,651,525)         626,000         1,680,549
                                                 ------------     ------------      ------------

NET EARNINGS (LOSS)                               $(4,492,809)    $  1,032,271       $ 2,816,776
                                                 ============     ============      ============


NET EARNINGS (LOSS) PER COMMON SHARE             $       (.86)    $        .20      $        .54
                                                 ============     ============      ============

Weighted average number of
  common shares outstanding                         5,246,000        5,248,000         5,264,000
                                                 ============     ============      ============


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY

                                                        ADDITIONAL
                                     COMMON STOCK        PAID-IN       RETAINED       TREASURY STOCK
                                   SHARES      AMOUNT     CAPITAL      EARNINGS     SHARES       AMOUNT        TOTAL
Balance, July 31, 1993            5,362,858   $53,629   $3,915,658   $15,913,110   (181,212)   ($911,553)   $18,970,844

Net earnings                             --        --           --     2,816,776         --           --      2,816,776
Exercise of stock options                --        --          130            --      3,168       15,967         16,097
Contribution to 401(K) Plan              --        --       11,192            --      9,753       49,042         60,234
Cancellation of restricted
  stock award                        (7,700)      (77)     (37,624)           --         --           --        (37,701)
Restricted stock awards granted          --        --       28,900            --     28,900      144,500        173,400
                                  ---------   -------   ----------   -----------   --------    ---------    -----------

Balance, July 31, 1994            5,355,158   $53,552   $3,918,256   $18,729,886   (139,391)   ($702,044)   $21,999,650


Net earnings                             --        --           --     1,032,271         --           --      1,032,271
Exercise of stock options                --        --          187            --      1,334        6,737          6,924
Contributions to 401(K) Plan             --        --       (9,006)           --     12,711       64,063         55,057
Cancellation of restricted
  stock award                       (11,350)     (113)     (58,011)           --         --           --        (58,124)
Restricted stock awards granted          --        --      (15,822)           --     29,300      147,672        131,850
                                  ---------   -------   ----------   -----------   --------    ---------    -----------

Balance, July 31, 1995            5,343,808   $53,439   $3,835,604   $19,762,157    (96,046)   ($483,572)   $23,167,628


Net loss                                 --        --           --    (4,492,809)        --           --     (4,492,809)
Contributions to 401(K) Plan             --        --      (67,487)           --     21,446      108,088         40,601
Cancellation of restricted
  stock award                       (24,539)     (245)    (105,055)           --         --           --       (105,300)
Deferred compensation expense            --        --       36,981            --         --           --         36,981
                                  ---------   -------   ----------   -----------   --------    ---------    -----------

Balance, July 31, 1996            5,319,269   $53,194   $3,700,043   $15,269,348    (74,600)   $(375,484)   $18,647,101
                                  =========   =======   ==========   ===========   ========    =========    ===========


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31,                                                                  1996             1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                            ($4,492,809)      $1,032,271        $2,816,776

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   Amortization of video rental inventory                                             704,003        1,176,621         1,794,682
   Depreciation and amortization of property and equipment                          2,760,052        2,150,366         1,641,258
   Amortization of preopening expenses                                                704,092          281,779           218,479
   Loss on disposal of property and equipment                                         264,516            9,007             3,820
   Gain on disposal of video rental inventory                                         (79,368)        (192,840)          (93,581)
   Amortization of intangibles                                                         19,091           19,091            19,091
   Deferred compensation expense                                                       36,981               --                --

   Changes in assets and liabilities:
     (Increase) decrease in assets:
       Trade receivables                                                              429,264         (260,735)          (74,458)
       Income tax receivable                                                       (1,236,641)              --                --
       Inventories                                                                  4,760,914         (826,005)       (5,441,590)
       Prepaid expenses                                                              (276,370)        (729,319)         (247,238)
       Prepaid income taxes                                                           280,000         (193,000)          (87,000)
       Deferred tax asset                                                          (1,146,384)         360,000           308,000
       Other assets                                                                   (25,630)        (336,221)         (345,154)
     Increase (decrease) in liabilities:
       Accounts payable                                                                99,715       (2,089,607)        2,833,798
       Accrued expenses                                                              (448,834)         735,111           374,195
       Store closing reserve                                                        2,859,289               --                --
       Restructuring charge                                                          (251,203)        (480,952)       (1,140,872)
       Income taxes payable                                                                --               --          (140,787)
       Deferred income taxes                                                         (289,337)        (276,000 )        (120,000)
                                                                                  -----------       ----------        ----------


   Net cash provided by operating activities                                        4,671,341          379,567         2,319,419
                                                                                  -----------       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of video rental inventory                                               (691,496)      (1,114,239)       (1,802,214)
   Disposition of video rental inventory                                              300,111          242,855           926,207
   Additions to property and equipment                                             (2,883,518)     (10,701,608)       (4,352,716)
   Disposition of property and equipment                                              460,549          632,005           667,972
                                                                                  -----------       ----------        ----------

   Net cash (used in) investing activities                                         (2,814,354)     (10,940,987)       (4,560,751)
                                                                                  -----------       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                        32,924,426       36,500,000        17,200,000
   Repayments of borrowings and capital lease                                     (34,705,064)     (26,732,420)      (15,630,047)
   Exercise of stock options                                                               --            6,924            16,097
   Payment of debt issue costs                                                       (222,820)              --                --
                                                                                  -----------       ----------        ----------

   Net cash provided by (used in) financing activities                             (2,003,458)       9,774,504         1,586,050
                                                                                  -----------       ----------        ----------

     Net (decrease) in cash and equivalents                                          (146,471)        (786,916)         (655,282)
     Cash and equivalents at beginning of year                                        552,224        1,339,140         1,994,422
                                                                                  -----------       ----------        ----------

     Cash and equivalents at end of year                                          $   405,753       $  552,224        $1,339,140
                                                                                  -----------       ----------        ----------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS AND BUSINESS RISKS The Company is a specialty retailer in Florida and Puerto Rico of prerecorded music and video products and is also engaged in the rental of video tapes. This industry has experienced increased competition during the past few years, which coupled with other business related factors, has negatively impacted the Company's performance. The Company anticipates the competitive conditions will continue into the foreseeable future. The Company's return to profitable operations and continuity into the future is dependent upon various factors including improved sales and profit margins, reducing expenses, and eliminating unprofitable stores. Management believes that its cash flow from operations and availability under its existing credit agreement should be adequate to cover the Company's projected cash requirements during the year ending July 31, 1997. Operating results are, however, subject to various uncertainties and contingencies, many of which are beyond the Company's control. The Company's future profitability or the lack thereof, could have a substantial impact on its liquidity, its ability to meet its debt covenants, and the availability of capital resources necessary to conduct its business.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PREOPENING EXPENSES
The Company defers certain expenses incurred in connection with the opening of new stores. Such preopening expenses are included in prepaid expenses and are amortized over the twelve-month period following the opening of each store. Unamortized preopening expenses at July 31, 1996 and 1995 were $27,000 and $570,000, respectively.

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

ADVERTISING
The Company expenses advertising costs as incurred. Advertising expense was $843,845, $752,506 and $600,687 for the years ended July 31, 1996, 1995 and
1994.

EARNINGS (LOSS) PER SHARE
Earnings (loss) per share are computed based on net earnings (loss) for the year, divided by the weighted average number of common shares and equivalents outstanding during the respective years. Stock options have been included in the earnings per share computation for years ended July 31, 1995 and 1994. Stock options were antidilutive to the July 31, 1996 calculation and were therefore excluded.

NEW ACCOUNTING PRONOUNCEMENTS
The Company will adopt the following Statement of Financial Accounting Standards ("SFAS") in the year ending July 31, 1997:

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a Company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less the cost to sell. SFAS No. 121 is effective for fiscal years that begin after December 15, 1995. Management has not yet determined the effect of SFAS No. 121 on the Company's financial position or results of operations.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro-forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from non-employees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and will begin providing the required pro-forma disclosure in its financial statements for the year ending July 31, 1997 as allowed by SFAS No. 123.

RECLASSIFICATIONS
Certain 1995 amounts have been reclassifed to conform with the current year presentation.


B / FAIR VALUE OF FINANCIAL INSTRUMENTS:

In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company has estimated the fair value of financial instruments. The estimated fair value has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop such estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments for which it was practicable to estimate that value:

/bullet/ The carrying amounts of cash and equivalents, receivables and accounts payable approximate fair value due to their short term nature; and

/bullet/ Discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of the long-term debt.

There were no significant differences as of July 31, 1996 and 1995 in the carrying value and fair value of financial instruments.


C / SUPPLEMENTAL CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION FOR THE YEARS ENDED JULY 31 IS AS FOLLOWS:

Cash paid during the year for:            1996           1995           1994

      Interest                        $1,013,000       $378,000    $   46,000
      Income taxes                             0        700,000     1,720,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES INFORMATION

The Company contributed approximately $41,000, $55,000 and $60,000 of treasury stock to the Company's 401(k) Plan during the year ended July 31, 1996, 1995 and 1994, respectively.

During the fiscal years ended July 31, 1996, 1995 and 1994, the Company canceled restricted stock awards totaling approximately $105,000, $58,000 and $38,000, respectively.

During fiscal 1996 no restricted stock awards were granted. The Company granted 29,000 shares of treasury stock totaling approximately $132,000 as restricted stock awards during fiscal 1995. The Company also granted 29,000 shares of treasury stock totaling approximately $173,000 as restricted stock awards during fiscal 1994.


D / VIDEO RENTAL TAPES:

The following comprise cost and accumulated amortization of video rental tapes at July 31:

                                             1996                   1995

     Cost                                $2,056,098              $2,945,477
     Less accumulated amortization        1,566,449               2,222,578
                                         ----------              ----------
                                         $  489,649              $  722,899
                                         ==========              ==========

E / PROPERTY AND EQUIPMENT:

The following comprise property and equipment at July 31:

                                      USEFUL LIVES       1996           1995

  Land                                  --           $        --    $   177,571
  Building                              31  years      4,991,505        212,054
  Equipment, furniture and fixtures    5-8  years     11,424,206     10,473,740
  Transportation equipment             2-5  years        131,089        125,558
  Signs                               1-10  years      1,857,114      1,343,217
  Leasehold improvements              1-31  years      8,053,107      8,122,626
  Construction in progress              --                    --      4,031,897
                                                     -----------    -----------
                                                      26,457,021     24,486,663
Less accumulated depreciation
       and amortization                                9,742,056      7,899,637
                                                     -----------    -----------

                                                     $16,714,965    $16,587,026
                                                     -----------    -----------

F / LONG TERM DEBT:

In May 1996, the Company obtained a new 2 year credit agreement (the "Revolving Credit Facility"), which includes a $3,000,000 stand-by letter of credit facility, both of which expire in May 1998. Under the Company's new Revolving Credit Facility, it may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the Credit Agreement). A commitment fee of 3/8% of the unused portion is payable monthly. There were no borrowings under the stand-by letter of credit during fiscal 1996.

The Revolving Credit Facility and all of the Company's obligations in connection therewith are secured by a first-priority security interest in substantially all of the Company's assets, and the Company may not further pledge its assets without the prior approval of its lender. The Company is also required to meet certain monthly financial covenants, including minimum earnings, current ratio, fixed charge coverage and tangible net worth levels. In addition, the Company may not exceed certain capital expenditures and inventory cost levels.

The Revolving Credit Facility bears interest at a floating rate, adjusted monthly, equal to the Index Rate (as defined below) plus 2.875%. The "Index Rate" is the last month-end published rate for 30-day dealer-placed commercial paper sold through dealers by major corporations as published in the Money Rates section of THE WALL STREET JOURNAL. Accrued interest is payable monthly in arrears. The interest rate at July 31, 1996 was 8.325%.

The outstanding amount under the Revolving Credit Facility was approximately $9.7 million as of July 31, 1996.

G / INCOME TAXES:

Components of income taxes for the years ended July 31, consist of the following:

                                1996                1995             1994
     FEDERAL:
     Current                 $(1,215,804)        $463,000       $1,295,200
     Deferred                 (1,170,120)          71,000          177,700
                             -----------         --------       ----------
                              (2,385,924)         534,000        1,472,900
                             -----------         --------       ----------

     STATE:
     Current                 $         0         $ 79,000       $  197,349
     Deferred                   (265,601)          13,000           10,300
                             -----------         --------       ----------
                                (265,601)          92,000          207,649
                             -----------         --------       ----------
                             $(2,651,525)        $626,000       $1,680,549
                             ===========         ========       ==========

The difference between the expected federal income tax rate and the Company's effective tax rate for the years ended July 31, are as follows:

                                           1996       1995        1994

     Expected federal tax rate            34.0%      34.0%        34.0%
     State income tax, net of federal
       income tax effects                  3.1        3.1          3.1
     Tax credits, net                     --         (2.3)        (2.4)
     Other                                --          3.0          2.7
                                          ----       ----         ----
                                          37.1%      37.8%        37.4%
                                          ====       ====         ====

The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax asset and liability on the accompanying balance sheet is as follows:

                                                                    JULY 31, 1996
                                                     ----------------------------------------
                                                     ASSETS         LIABILITIES         TOTAL
                                                     ------         -----------         -----
     Accelerated depreciation on property
       and equipment for tax purposes              $       --       ($ 283,538)      ($ 283,538)
     Capitalization for tax purposes of
       inventory related costs                        333,167               --          333,167
     Preopening expenses                                   --          (10,125)         (10,125)
     Accrued return authorization reserve              95,194               --           95,194
     Store closing reserve                          1,075,101               --        1,075,101
     Accrued rent                                     115,400               --          115,400
     Accrued vacation                                  60,022               --           60,022
     Accrued insurance                                 54,958               --           54,958
     Deferred compensation                             26,103               --           26,103
     State net operating loss carry forward           229,311               --          229,311
     Shrinkage reserve                                133,128               --          133,128
                                                   ----------       ----------       ----------

                                                   $2,122,384       ($ 293,663)      $1,828,721
                                                   ==========       ==========       ==========

                                                                  JULY 31, 1995
                                                    -----------------------------------------
                                                    ASSETS         LIABILITIES         TOTAL
                                                    ------         -----------        -------
     Accelerated depreciation on property
       and equipment for tax purposes              $      --        ($369,000)      ($369,000)
     Capitalization for tax purposes of
       inventory related costs                       339,000               --         339,000
     Preopening expenses                                  --         (214,000)       (214,000)
     Restructuring charge                             94,000               --          94,000
     Accrued rent                                    151,000               --         151,000
     Return authorization reserve                    141,000               --         141,000
     Other                                           251,000               --         251,000
                                                   ---------         ---------       --------
                                                   $ 976,000         ($583,000)      $393,000
                                                   =========         =========       ========




H / PROFIT-SHARING PLAN:

The Company has a profit-sharing plan which includes a salary deferral provision under section 401(k) of the Internal Revenue Code. Participation in the plan is available to all full-time employees who are over 20 1/2 years old and have completed six months of continuous service. Contributions are determined annually by the Board of Directors. For the years ended July 31, 1996, 1995 and 1994, the Company provided approximately $73,000, $86,000 and $69,000 respectively, for contribution to the 401(k) Plan. Approximately $41,000, $55,000 and $60,000 of the contribution was made in the Company's common stock for fiscal 1996, 1995 and 1994, respectively.


I / STOCKHOLDERS' EQUITY:

COMMON STOCK

During fiscal 1991, the Board of Directors authorized a common stock repurchase program of up to 300,000 shares of the Company's common stock. The Board of Directors authorized the purchase of an additional 300,000 shares of the Company's common stock during fiscal year 1993. During fiscal 1995 and 1996 no shares were purchased. In connection with contributions to the 401(k) Plan, grants of restricted stock awards and the exercise of stock options, 21,446, 43,345 and 41,821 shares were issued from treasury stock in 1996, 1995 and 1994, respectively. The remaining shares are included in treasury stock at July 31, 1996.

STOCK OPTION PLANS

In May 1986, the Board of Directors approved the adoption of an employee stock option plan. Under the plan, 500,000 shares of common stock have been reserved for issuance. In fiscal 1987, the plan was amended and restated as an incentive stock plan which includes stock options, stock appreciation rights, restricted stock and performance shares. As of May 1996, no additional grants of stock options can be made under the plan.

On September 21, 1993, the Board of Directors created two new plans: The 1993 Non-Employee Director Plan and the 1993 Employee Stock Option Plan. The Company reserved 50,000 shares under the Director's plan and granted 15,000 options. The Company reserved 500,000 shares for the 1993 Employee Stock Option Plan.

Transactions and other information relating to stock options granted are summarized as follows:

                                        NUMBER OF       OPTION PRICE
                                         SHARES          PER SHARE

    Outstanding, July 31, 1993           194,855         $4.50-5.19

    Granted                              112,000         $5.00-6.00
    Exercised                             (3,835)        $4.50-5.19
    Canceled                              (8,500)        $4.50-6.00
                                         -------

    Outstanding, July 31, 1994           294,520         $4.50-6.00

    Granted                              119,000         $3.00-4.50
    Exercised                             (1,334)             $5.19
    Canceled                             (68,312)        $4.50-6.00
                                         -------

    Outstanding, July 31, 1995           343,874         $3.00-6.00

    Granted                              472,766         $1.13-1.31
    Canceled                            (130,135)        $4.50-6.00
                                         -------

    Outstanding, July 31, 1996           686,505         $1.13-6.00
                                         =======



All stock options with the exception of those listed below were granted with option prices that were equal to market value at the date of grant. The term of the options granted may be no more than ten years from the effective date of grant. During fiscal 1992 and 1993, the Company extended the exercise period of the 1987 outstanding stock options from September 1992 to September 1994. On September 14, 1994, the Company's Board of Directors extended the current expiration dates on all outstanding stock options to a nine year term. At July 31, 1996, options to purchase 237,411 shares of common stock were exercisable.

During fiscal 1997, in connection with various consulting agreements, the Company granted 469,766 compensatory stock options which became effective as of fiscal 1996. The options, granted at prices below the fair market value at the date of grant of $254,604, vest over the term of the agreements. Compensation expense will be charged to earnings on a pro-rata basis over the life of the consulting agreements. Compensation expense was recorded for $36,981 during the year ended July 31, 1996.

On October 23, 1992, the Board of Directors granted 23,700 shares of restricted stock to 77 management associates which vest 50% after two years and the remaining 50% after three years. At July 31, 1996, 6,750 shares of restricted stock awards remain outstanding after cancellations. On October 25, 1993, the Board of Directors granted 28,900 shares of restricted stock to 80 management associates which vest as described above. At July 31, 1996, 21,500 shares remain outstanding after cancellations. On September 30, 1994, the Board of Directors granted 29,300 shares of restricted stock to 86 management associates which vest as described above. At July 31, 1996, 26,050 shares remain outstanding after cancellations.

J / COMMITMENTS:

The Company leases certain facilities and equipment under noncancellable operating leases which expire at various dates through fiscal 2010. Future minimum lease payments under leases that have terms in excess of one year are:

1997..........................................................   6,179,000
1998..........................................................   5,711,000
1999..........................................................   4,602,000
2000..........................................................   4,234,000
2001..........................................................   3,512,000
Thereafter....................................................$ 15,853,000
                                                              ------------
                                                              $ 40,091,000
                                                              ============

Base rent expenses, including real estate taxes, insurance, and related common area repairs and maintenance, were approximately $10,080,000, $8,542,000 and $7,465,000 for each of the years ended July 31, 1996, 1995 and 1994, respectively. Some leases provide for additional contingent rent based on applying a specified percentage of sales in excess of a predetermined base. Such contingent rent expense was approximately $118,287, $383,000 and $399,000 in each of the years ended July 31, 1996, 1995 and 1994, respectively. Most leases contain renewal options.


K / RELATED-PARTY TRANSACTIONS:

The Company leases its store in Coral Gables, Florida from the Martin W. Spector Irrevocable Trust, certain of whose trustees and beneficiaries are officers and directors of the Company. Rental payments for each of the three years ended July 31, 1996, 1995 and 1994 were approximately $163,000, $154,000 and $151,000 respectively.

The Company also leases a store located in St. Petersburg, Florida, from the Lieff Family Trust and the Zacks Family Trust, whose trustees are officers and directors of the Company. Rental payments for each of the years ended July 31, 1996, 1995 and 1994 were approximately $164,000, $157,000 and $154,000, respectively.


L / STORE CLOSING RESERVE

In July 1996, the Company adopted a plan as part of its response to industry conditions to close four unprofitable store locations. As a result of the planned closing of the store locations, the Company has recorded a charge of approximately $3,251,000 ($2,045,000 after income tax benefits) representing lease termination costs, write-down of assets, rent expense, and other miscellaneous expenses. These store locations are expected to be closed during fiscal 1997.


M / QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Summarized quarterly financial results for fiscal 1996 and 1995, are as follows:

                                               (IN THOUSANDS, EXCEPT PER SHARE)

                                                      WEIGHTED
                                          NET          AVERAGE     NET EARNINGS
                            GROSS       EARNINGS       SHARES       (LOSS) PER
                REVENUES    PROFIT       (LOSS)      OUTSTANDING   COMMON SHARE
1996:
First quarter    $17,973    $6,001      $(1,005)        5,248          $(0.19)
Second quarter    24,979     8,484          424         5,364            0.08
Third quarter     17,929     6,012         (812)        5,247           (0.15)
Fourth quarter    16,651     5,593       (3,100)        5,246           (0.59)

1995:
First quarter    $17,273    $5,953      $   (54)        5,249          $(0.01)
Second quarter    26,533     9,349        1,476         5,270            0.28
Third quarter     18,371     6,933           32         5,249            0.01
Fourth quarter    17,422     6,171         (422)        5,248           (0.08)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors of the Company set forth under the caption "Election of Directors" in the definitive Proxy Statement of the Company for its 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement") is incorporated herein by reference.

         Information concerning the executive officers of the Company is included in Part I herein under the caption "Executive Officers."


ITEM 11.          EXECUTIVE COMPENSATION.

         The information set forth in the 1996 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors - Compensation of Directors" is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Transactions with Management and Others" in the 1996 Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.       EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements.

The following consolidated financial statements of the Company are included herein:

                                                                                                           PAGE
                                                                                                           ----
         Independent Auditors' Report                                                                        20

         Consolidated Balance Sheets as of July 31, 1996 and 1995                                            21

         Consolidated Statements of Operations for each of the years in the three year
         period ended July 31, 1996                                                                          22

         Consolidated Statements of Changes in Stockholders' Equity for each of the years
         in the three year period ended July 31, 1996                                                        23

         Consolidated Statements of Cash Flows for each of the years in the
         three year period ended July 31, 1996                                                               24

         Notes to Consolidated Financial Statements                                                          25


(a) 2.   Financial Statement Schedules.
                                                                                                            PAGE
                                                                                                            ----
         Schedule II - Valuation and Qualifying
         Accounts and Reserve                                                                                36



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

*10.7 Spec's Music, Inc. 1993 Incentive Stock Plan (Exhibit 10.7 to 1994 Form 10-K).

*10.8 Spec's Music, Inc. 1993 Non-Employee Directors Stock Option Plan (Exhibit 10.8 to 1994 Form 10-K).

*10.10 Master Equipment Lease Agreement dated October 18, 1994 between the Company and AT&T Capital Corporation. (Exhibit 10.10 to 1995 Form 10-K).

*10.12 Revised Agreement with Gibbons dated January 1, 1996, between the Company and Barry Gibbons d/b/a Festina (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 1996).

*10.13 Revised Agreement with TSI dated January 23, 1996, between the Company and Transition Strategies, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ended January 31, 1996).

*10.14 Credit Agreement Dated as of May 22, 1996 between Spec's Music, Inc. As Borrower and GENERAL ELECTRIC CAPITAL CORPORATION as Lender (Exhibit
         10.1 to Form 10-Q for the quarter ended April 30, 1996)

10.15 Business Lease, effective as of March 1, 1996, between the Martin W. Spector Irrevocable Trust and the Company.

*21      Subsidiaries of the Company (Exhibit 22 to 1988 Form 10-K No. 0-14323).

 23 Consent of Independent Auditors relating to Registration Statement on Form S-8 No. 33-16778.

 24      Power of Attorney - see signature page of this report.

**27     Financial Data Schedule.


                                               --------------------


*        Incorporated by reference to indicated filings.

**       Included only in electronic filing.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

                        SPEC'S MUSIC, INC. AND SUBSIDIARY

                                   SCHEDULE II

                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVE

COLUMN A               COLUMN B            COLUMN C            COLUMN D          COLUMN E
--------               --------            --------            --------          --------

                                           Additions
                       Balance at          Charged to
Description            Beginning of        Cost of                               Balance at
Period                 Period              Goods Sold          Deductions *      End of
-----------            ------------        ----------          ------------      ----------
Accumulated
amortization
deducted from
video rental
inventory

Year ended:

July 31, 1994          $4,719,814          $1,794,682            $4,037,787       $2,476,709
July 31, 1995           2,476,709           1,176,621             1,430,752        2,222,578
July 31, 1996           2,222,578             704,003             1,360,132        1,566,449

----------------------
*  Accumulated amortization on video rental tape disposals.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 1996. The registrant and each person whose signature appears below hereby authorizes and appoints Ann S. Lieff as attorney-in-fact to sign and file on behalf of the registrant and each such person, in each capacity below, any and all amendments to this report.

                                           SPEC'S MUSIC, INC.



                                           By: /s/  ANN S. LIEFF
                                             ------------------------------
                                             Ann S. Lieff, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              CAPACITY                                         DATE

/s/  ANN S. LIEFF                      President, Chief Executive                       OCTOBER 28, 1996
-----------------------------          Officer and Director
     Ann S. Lieff                      (Principal Executive Officer)


/s/  JEFFREY J. FLETCHER               Executive Vice President, Chief                  OCTOBER 28, 1996
-----------------------------          Operating and Financial Officer
     Jeffrey J. Fletcher               (Principal Financial and Accounting Officer)


/s/  BARRY J. GIBBONS                  Director                                         OCTOBER 28, 1996
-----------------------------
     Barry J. Gibbons


/s/  ARTHUR H. HERTZ                   Director                                         OCTOBER 28, 1996
-----------------------------
     Arthur H. Hertz


/s/  MARTIN W. SPECTOR                 Director                                         OCTOBER 28, 1996
-----------------------------
     Martin W. Spector


/s/  CYNTHIA COHEN TURK                Director                                         OCTOBER 28, 1996
-----------------------------
     Cynthia Cohen Turk


/s/  ROSALIND S. ZACKS                 Director                                         OCTOBER 28, 1996
-----------------------------
     Rosalind S. Zacks