Form 10-Q
period 1996-10-31
SPECS MUSIC INC
filed 1996-12-16
CIK 777277

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

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


                       SHARES OF COMMON STOCK OUTSTANDING
                        AS OF DECEMBER 9, 1996: 5,318,169

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

-------------------------------------------------------------------------------

                               SPEC'S MUSIC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                     PART I.

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED CONDENSED BALANCE SHEETS.........................   3

        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS ..............   4

        CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS..................................................   5

        NOTES TO CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS........................................   6-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS...............................................  9-11



                          PART II.

                      OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................  12



PART I
ITEM 1.  FINANCIAL STATEMENTS

                        SPEC'S MUSIC, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     OCTOBER 31,                  JULY 31,
ASSETS                                                  1996                       1996
                                                    ------------              ------------
                                                     (UNAUDITED)
CURRENT ASSETS:
Cash and equivalents                                  $   65,603               $   405,753
Trade receivables                                        174,302                   293,681
Income tax receivable                                  1,236,641                 1,236,641
Inventories                                           20,197,861                19,704,076
Prepaid expenses                                         831,532                   589,984
Deferred tax asset                                     2,604,384                 2,122,384
                                                    ------------              ------------
   Total current assets                               25,110,323                24,352,519

Video rental inventory, net                              501,940                   489,649
Property and equipment, net                           15,937,522                16,714,965
Other assets                                             586,945                   567,892
                                                    ------------              ------------
   Total assets                                     $ 42,136,730              $ 42,125,025
                                                    ============              ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                       9,923,347               $ 8,408,500
Accrued expenses                                       2,145,455                 2,262,378
Store closing reserve                                  2,351,716                 2,859,289
                                                    ------------              ------------
   Total current liabilities                          14,420,518                13,530,167
                                                    ------------              ------------
Long-term debt                                         9,566,189                 9,654,094
Deferred income taxes                                    293,663                   293,663

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
    shares authorized; 5,318,169 and 5,319,269
    shares issued at October 1996 and
    July 1996, respectively                               53,183                    53,194
Additional paid-in capital                             3,685,372                 3,700,043
Retained earnings                                     14,448,100                15,269,348
Less 65,634 and 74,600 shares in treasury
     at October 1996 and July 1996,                     (330,295)                 (375,484)
     respectively, at cost                          ------------              ------------


   Total stockholders' equity                         17,856,360                18,647,101
                                                    ------------              ------------
Total liabilities and stockholders' equity          $ 42,136,730              $ 42,125,025
                                                    ------------              ------------



           See Notes to Consolidated Condensed Financial Statements.

                        SPEC'S MUSIC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (UNAUDITED)


                                              1996                     1995
                                          ------------             ------------


Product sales                             $ 15,503,958             $ 17,525,096
Video rentals                                  285,042                  447,633
                                          ------------             ------------

TOTAL REVENUES                              15,789,000               17,972,729


Cost of goods sold - sales                  10,244,308               11,780,598
Cost of goods sold - rental                    130,944                  190,728
                                          ------------             ------------
TOTAL COST OF SALES                         10,375,252               11,971,326
                                          ------------             ------------
GROSS PROFIT                                 5,413,748                6,001,403

Store operating, general and
    administrative expenses                  6,446,264                7,416,071
                                          ------------             ------------
Operating loss                              (1,032,516)              (1,414,668)

Other income (expenses), net                  (270,732)                (204,940)
                                          ------------             ------------
Loss before income taxes                    (1,303,248)              (1,619,608)

Benefit for income taxes                      (482,000)                (615,000)
                                          ------------             ------------
    NET LOSS                              $   (821,248)            $ (1,004,608)
                                          ------------             ------------

LOSS PER SHARE                            $       (.16)            $       (.19)
                                          ------------             ------------
Weighted average number of
    common shares outstanding                5,247,583                5,248,000
                                          ------------             ------------

            See notes to Consolidated Condensed Financial Statements


                        SPEC'S MUSIC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                  1996                     1995
                                                                                ---------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                         ($821,248)             ($1,004,608)

ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
         Amortization of video rental inventory                                   127,652                 220,906
         Depreciation and amortization of property and equipment                  641,024                 675,688
         Amortization of preopening expenses                                       26,018                 207,736
         Gain on disposal of video rental inventory                                    --                 (30,196)
         Loss on disposal of property and equipment                                24,141                      --
         Deferred compensation expense                                             21,217                      --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (Increase) decrease in assets:
         Trade receivables                                                        119,379                 261,913
         Inventories                                                             (493,785)             (3,261,231)
         Prepaid expenses                                                        (267,566)               (202,942)
         Prepaid income taxes                                                          --                (640,938)
         Other assets                                                             (29,151)                382,286
         Deferred tax asset                                                      (482,000)                127,000

    Increase (decrease) in liabilities:
         Accounts payable                                                       1,514,847               4,815,276
         Accrued expenses                                                        (102,308)                408,684
         Restructuring charge                                                          --                (102,313)
         Store closing reserve                                                   (507,573)                     --
         Deferred income taxes                                                         --                 (78,000)
                                                                                ---------               ---------
Net cash provided by (used in) operating activities                              (229,353)              1,779,261
                                                                                ---------               ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of video rental inventory                                          (139,943)               (232,996)
    Disposition of video rental inventory                                              --                  33,247
    Additions to property and equipment                                           (28,457)             (2,448,442)
    Disposition of property and equipment                                         145,508                  32,572
                                                                                ---------              ----------
Net cash used in investing activities                                             (22,892)             (2,615,619)
                                                                                ---------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                   20,145,267               6,700,000
    Repayments of borrowings                                                  (20,233,172)             (6,300,000)
                                                                                ---------              ----------
    Repayment of capital lease                                                         --                  (8,460)
                                                                                ---------              ----------
Net cash provided by (used in) financing activities                               (87,905)                391,540
                                                                                ---------              ----------
    Net decrease in cash                                                         (340,150)               (444,818)

    Cash at beginning of period                                                   405,753                 552,224
                                                                                ---------              ----------
    Cash at end of period                                                          65,603                 107,406
                                                                                ---------              ----------

           See Notes to Consolidated Condensed Financial Statements.

                        SPEC'S MUSIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    The accompanying consolidated condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

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

    The results of operations for the three month period ended October 31, 1996 are not necessarily indicative of the operating results for the full fiscal year. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2.  LONG TERM DEBT

    In May 1996, the Company obtained a new 2 year credit agreement (the "Revolving Credit Facility"), which includes a $3,000,000 stand-by letter of credit facility, both of which expire in May 1998. Under the Company's new Revolving Credit Facility, it may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the "Revolving Credit Facility"). A commitment fee of 3/8% of the unused portion is payable monthly. There were no borrowings under the stand-by letter of credit during the first quarter of 1997.

    The Revolving Credit Facility and all of the Company's obligations in connection therewith are secured by a first-priority security interest in substantially all of the Company's assets, and the Company may not further pledge its assets without the prior approval of its lender. The Company is also required to meet certain monthly financial covenants, including minimum earnings, current ratio, fixed charge coverage and tangible net worth levels. In addition, the Company may not exceed certain capital expenditures and inventory costs levels.

    The Revolving Credit Facility bears interest at a floating rate, adjusted monthly, equal to the Index Rate (as defined below) plus 2.875%. The "Index Rate" is the last month-end published rate for 30-day dealer-placed commercial paper sold through dealers by major corporations as published in the Money Rates section of the Wall Street Journal. Accrued interest is payable monthly in arrears. The interest rate at October 31, 1996 was 8.255%.

    The outstanding principal amount under the Revolving Credit Facility was approximately $9.6 million as of October 31, 1996.

3.  STATEMENT OF CASH FLOWS INFORMATION

    The following is supplemental disclosure of cash flow information:

                                                    THREE  MONTHS ENDED
                                                         OCTOBER 31,
                                                 -------------------------
                                                 1996                 1995
                                                 ----                 ----

                  Interest paid             $ 209,652            $ 213,475
                  Income tax paid                 -0-                  -0-

         Supplemental noncash financing activities information:

         During the three months ended October 31, 1996, no Restricted Stock Awards were granted and awards totaling $5,325 were canceled. During the three months ended October 31, 1995, no Restricted Stock Awards were granted and $14,400 were canceled.

         The Company contributed $14,615 and $2,272 in common stock to the Company's 401(k) Plan during the three months ended October 31, 1996 and 1995, respectively.


4.       LOSS PER SHARE

         Loss per share is computed based on losses for each period, divided by the weighted average number of common shares and equivalents outstanding during each period. Stock options have been excluded from the loss per share computations for both years as they were antidilutive to the calculation.


5. ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF:

         During the first quarter of fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less the cost to sell. Management has determined that the adoption of SFAS No. 121 has no effect on the Company's financial position or results of operations.


6.       STORE CLOSING RESERVE

         In July 1996, the Company adopted a plan as part of its response to industry conditions to close four unprofitable store locations. As a result of the planned closing of the store locations, the Company has recorded a charge of approximately $3,251,000 ($2,045,000 after income tax benefits) representing lease termination costs, write-down of assets, rent expense, and other miscellaneous expenses. These store locations are expected to be closed during fiscal 1997. During the first quarter of fiscal 1997, the Company closed three of the four stores that were reserved for. The outstanding reserve balance was $2,352,000 as of October 31, 1996.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the Company 's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include changes in the competitive environment for the Company's products, including the entry or exit of nontraditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases"; unfavorable developments with respect to a lease; general economic factors in markets where the Company's products are sold; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

REVENUES

Total revenues decreased by $2,184,000 or 12.2% during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. As of the 1997 first fiscal quarter ended October 31, 1996, the Company operated 10 fewer stores than in the first fiscal quarter of 1996. On a samestore basis (stores open for more than one year), revenues decreased by 3.1% over last year.

Revenues from product sales decreased by 11.5% for the Company as a whole and decreased by 2.7% on a same-store basis. Revenues declined because increased unit sales of compact discs were more than offset by decreased unit sales of cassettes and video product. Samestore revenues declined primarily because of fewer new hit release titles which contribute not only to greater sales but to greater in-store traffic. In addition, the Company has seen significant expansion of competitive music retail space by non-traditional music retailers, which often sell compact discs near or at cost in certain markets, which contributed to same-store sales declines.

Video rental revenue decreased by 36.3% for the Company as a whole and by 21.3% on a samestore basis as compared to the first quarter in fiscal 1996. The Company maintains video rental departments in limited stores based on customer demand and has not aggressively promoted this business. Since the first quarter of fiscal 1996, the Company closed three and opened one video rental department.

The Company plans to continue to review and adjust its prices and focus its marketing and advertising campaign to differentiate itself from price oriented mass merchants and discount electronics stores. Nevertheless, the Company is likely to continue to experience revenue declines due to non-traditional retailers' price slashing. In addition, revenues are expected to decline after the closure of the Coconut Grove mega store during the 1997 fiscal year.

GROSS PROFIT

Gross profits from product sales, which are net of product management and distribution costs, were 33.9% and 32.8% during the first quarters of fiscal 1997 and 1996, respectively. Gross profit, as a percentage of revenue, increased because of fewer promotional markdowns and an increase in sales of higher margin accessory items.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

Gross profits from video rentals were 54.1% and 57.4% during the first quarters of fiscal 1997 and 1996, respectively. Some fluctuation in gross profit margins may be expected due to the fixed nature of the video rental inventory being amortized on an accelerated method over a three year period.

Total gross profits were 34.3% and 33.4% of revenue during the first quarters of fiscal 1997 and 1996, respectively. The increase in gross profit from product sales was partially offset by a decrease in gross profits from video rentals. Some fluctuation in gross profit margins may be expected due in part to the many factors that affect the Company's purchases for sale and in part to the Company's promotional strategies.

STORE OPERATING GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 40.8% and 41.3% during the first quarters of fiscal 1997 and 1996, respectively. Store occupancy costs, as a percentage of revenue decreased primarily because of the closing of under performing stores. As of the 1997 first fiscal quarter ended October 31, 1996, the Company operated 10 fewer stores than in the first fiscal quarter of 1996.

INTEREST EXPENSE AND OTHER INCOME

The Company incurred interest expense of $246,000 and $213,000 during the first quarters of fiscal 1997 and 1996, respectively. The increase is due to a higher interest rate on the company's Revolving Credit Facility combined with the amortization of deferred financing costs which were partially offset by lower average borrowings for the quarter.

INCOME TAXES

The effective income tax rate, as a percentage of earnings before income taxes, was 37.0% and 38.0% during the first quarters of fiscal 1997 and 1996, respectively. The effective income tax rate did not vary significantly from the first quarter in the prior fiscal year.

NET EARNINGS (LOSS)

During the first quarter of fiscal 1997, the Company incurred a loss of ($821,000) or ($.16) per share, compared to a loss of ($1,005,000) or ($.19) per share, during the first quarter of fiscal 1996. The net loss declined because of the improvement in margins combined with a reduction in operating costs.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1996, the Company's working capital remained consistent at $10.7 million compared to $10.8 million at July 31, 1996.

Cash flows from operating activities used $229,000, in the first quarter of fiscal 1997, compared to providing $1.8 million in fiscal 1996. The primary reason for the change in cash flows from operating activities relate to the inventory reductions in the first quarter of fiscal 1996, obtained from just-in-time buying practices.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

Cash flow used in investing activities decreased from $2.6 million in the first quarter of fiscal 1996 to $23,000 in the first quarter of fiscal 1997. The primary reason for the change in cash flows from investing activities relate to fewer additions to property and equipment in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

At October 31, 1996, the Company had a $15 million secured Revolving Credit Agreement, expiring May 1998, which includes a $3,000,000 stand-by letter of credit facility. Under the Revolving Credit Agreement, the Company may borrow up to the lesser of (a) $15,000,000 or (b) 60 % of the Company's eligible inventory (as defined in the credit agreement). At October 31, 1996, the Company had an outstanding balance of $9,566,189 under the Revolving Credit Agreement. There were no borrowings under the stand-by letter of credit during the first quarter of fiscal 1997.

The Company is a specialty retailer in Florida and Puerto Rico of prerecorded music and video products and is also engaged in the rental of video tapes. This industry has experienced increased competition during the past few years, which coupled with other business related factors, has negatively impacted the Company's performance. The Company anticipates the competitive conditions will continue into the foreseeable future. The Company's return to profitable operations and continuity into the future is dependent upon various factors including improving sales and profit margins, reducing expenses, and eliminating unprofitable stores. Management believes that its cash flow from operations and availability under its existing credit agreement should be adequate to cover the Company's projected cash requirements during the year ending July 31, 1997. Operating results are however, subject to various uncertainties and contingencies, many of which are beyond the Company's control. The Company's future profitability or the lack thereof, could have a substantial impact on its liquidity, its ability to meet its debt covenants, and its availability of capital resources necessary to conduct its business.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


         (a)  Exhibits.

         27   Financial Data Schedule. (attached to electronic filing only)

         (b)  Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended October 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SPEC'S MUSIC, INC.
                                 -------------------------------------
                                            (Registrant)





      DECEMBER 12, 1996          /s/ANN S. LIEFF
      ------------------         -------------------------------------
        Date                     ANN S. LIEFF
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)





      DECEMBER 12,  1996         /s/JEFFREY J. FLETCHER
      ------------------         -------------------------------------
        Date                     JEFFREY J. FLETCHER
                                 Executive Vice President, Chief Operating
                                 And Financial Officer
                                 (Principal Financial and Accounting  Officer)