Form 10-Q
period 1997-01-31
SPECS MUSIC INC
filed 1997-03-21
CIK 777277

-------------------------------------------------------------------

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

                             (305) 592-7288
         (Registrant's telephone number, including area code)

                SHARES OF COMMON STOCK OUTSTANDING
                AS OF MARCH 12, 1997:   5,303,119

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

-------------------------------------------------------------------

                        SPEC'S MUSIC, INC.

                            FORM 10-Q

                        TABLE OF CONTENTS



                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED CONDENSED BALANCE SHEETS. . . . . . . . . . . .    3

          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS. . . . . . . .    4

          CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS . . . . . . . . . . . . . . . . . . . . . . . .    5

          NOTES TO CONSOLIDATED CONDENSED
            FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . .    6-7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .    8-11



                             PART II.

                        OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .    12


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .   13


PART I.
ITEM 1.  FINANCIAL STATEMENTS

                SPEC'S MUSIC, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 JANUARY 31,       JULY 31,
                                                    1997             1996
                                                 ----------       ----------
ASSETS                                           (UNAUDITED)

CURRENT ASSETS:
Cash and equivalents                           $    395,371     $    405,753
Trade receivables                                   326,866          293,681
Income tax receivables                            1,236,641        1,236,641
Inventories                                      19,312,257       19,704,076
Prepaid expenses                                  1,237,330          589,984
Deferred tax asset                                2,828,030        2,122,384
                                                 ----------       ----------
   Total current assets                        $ 25,336,495     $ 24,352,519

Video rental inventory, net                         483,319          489,649
Property and equipment, net                      15,211,817       16,714,965
Other assets                                        484,957          567,892
                                                 ----------       ----------
   Total assets                                $ 41,516,588     $ 42,125,025
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturity of long-term debt              $ 8,196,204               --
Accounts payable                                 10,790,513        8,408,500
Accrued expenses                                  2,688,713        2,262,378
Store closing reserve                             2,106,933        2,859,289
                                                 ----------       ----------
   Total current liabilities                     23,782,363       13,530,167
                                                 ----------       ----------
Long term debt                                           --        9,654,094
Deferred income taxes                               293,663          293,663

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
   shares authorized; 5,302,319 and 5,319,269
   shares issued at January, 1997 and
   July, 1996, respectively                          53,024           53,194
Additional paid-in capital                        3,574,288        3,700,043
Retained earnings                                14,077,697       15,269,348
Less 52,569 and 74,600 shares in
treasury at January, 1997, and
July 1996, respectively, at cost                   (264,447)        (375,484)
                                                 ----------       ----------
  Total stockholders' equity                     17,440,562       18,647,101
                                                 ----------       ----------
Total Liabilities and Stockholders' equity     $ 41,516,588     $ 42,125,025
                                                 ----------       ----------

   See Notes to Consolidated Condensed Financial Statements.


                     SPEC'S MUSIC, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                   Three Months Ended               Six Months Ended
                                       January 31,                      January 31,
                                   1997           1996             1997            1996
                               -----------     -----------     -----------     -----------
Product sales                 $ 21,179,412    $ 24,613,671    $ 36,683,370    $ 42,138,767

Video rentals                      281,827         365,337         566,869         812,970
                               -----------     -----------     -----------     -----------
TOTAL REVENUES                  21,461,239      24,979,008      37,250,239      42,951,737
                               -----------     -----------     -----------     -----------
Cost of goods sold - sales      14,153,713      16,318,631      24,398,021      28,099,229
                               -----------     -----------     -----------     -----------
Cost of goods sold - rental        140,529         176,758         271,473         367,485
                               -----------     -----------     -----------     -----------
TOTAL COST OF SALES             14,294,242      16,495,389      24,669,494      28,466,714
                               -----------     -----------     -----------     -----------
GROSS PROFIT                     7,166,997       8,483,619      12,580,745      14,485,023

Store operating, general and
administrative expenses          7,037,436       7,595,324      13,483,700      15,011,395

Restructuring charge               250,000              --         250,000              --

Store closing expense              269,569              --         269,569              --
                               -----------     -----------     -----------     -----------
Operating income                  (390,008)        888,295      (1,422,524)       (526,372)

Other income (expense),net        (204,041)       (206,737)       (474,773)       (411,678)
                               -----------     -----------     -----------     -----------
Earnings (loss) before
 income taxes                     (594,049)        681,558      (1,897,297)       (938,050)

Provision (benefit) for
income taxes                      (223,646)        258,000        (705,646)       (357,000)
                               -----------     -----------     -----------     -----------
  NET EARNINGS (LOSS)          $  (370,403)    $   423,558     $(1,191,651)    $  (581,050)
                               -----------     -----------     -----------     -----------
EARNINGS (LOSS) PER SHARE      $      (.07)    $       .08     $      (.23)    $      (.11)
                               -----------     -----------     -----------     -----------
Weighted average number of
common shares outstanding        5,242,000       5,364,000       5,245,000       5,399,000
                               -----------     -----------     -----------     -----------

See Notes to Consolidated Condensed Financial Statements.

                     SPEC'S MUSIC, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
                                (UNAUDITED)

                                                                1997                1996
                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                        $(1,191,651)        $ (581,050)

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Depreciation and amortization of property and equipment      1,258,019          1,373,613
 Amortization of video rental inventory                         269,439            400,333
 Gain on disposal of video rental inventory                          --            (38,799)
 Loss on disposal of property and equipment                     269,569                 --
 Deferred compensation expense                                   42,434                 --
 Amortization of preopening expenses                             28,294            440,917

(Increase) decrease in assets:
  Receivables                                                   (33,185)           424,186
  Inventories                                                   391,819          1,970,526
  Prepaid expenses                                             (675,640)          (153,598)
  Prepaid income taxes                                               --           (341,938)
  Other assets                                                  (11,170)           328,016
  Deferred tax asset                                           (705,646)            74,000

Increase (Decrease) in Liabilities:
  Accounts payable                                            2,382,013          1,762,182
  Accrued expenses                                              455,713            393,775
  Restructuring charge                                               --           (219,216)
  Store closing reserve                                        (752,356)                --
  Deferred income taxes                                              --            (66,000)
                                                            -----------        -----------
Net cash provided by operating activities                     1,727,652          5,766,947
                                                            -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of video rental inventory                          (263,109)          (364,654)
  Disposition of video rental inventory                              --            167,888
  Additions to property and equipment                          (162,425)        (2,763,042)
  Disposition of property and equipment                         145,390             59,893
                                                            -----------        -----------
Net cash provided by (used in) investing activities            (280,144)        (2,899,915)
                                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                    44,710,844         13,500,000
 Repayment of borrowings                                    (46,168,734)        12,400,000
 Repayments of capital lease                                         --            (17,016)
                                                            -----------        -----------
Net cash provided by financing activities                    (1,457,890)         1,082,984
                                                            -----------        -----------
Net (decrease) increase in cash                                 (10,382)         3,950,016
  Cash at beginning of period                                   405,753            552,224
                                                            -----------        -----------
  Cash at end of period                                     $   395,371        $ 4,502,240
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

    The results of operations for the six month period ended January 31, 1997 are not necessarily indicative of the operating results for the full fiscal year. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2.  CURRENT MATURITY OF LONG-TERM DEBT

    In May 1996, the Company obtained a new 2 year credit agreement (the "Revolving Credit Facility"), which includes a $3,000,000 stand-by letter of credit facility, both of which expire in May 1998. Under the Company's new Revolving Credit Facility, it may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the "Revolving Credit Facility"). A commitment fee of 3/8% of the unused portion is payable monthly. There were no borrowings under the stand-by letter of credit during the first six months of fiscal 1997.

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

    The Revolving Credit Facility bears interest at a floating rate, adjusted monthly, equal to the Index Rate (as defined below) plus 2.875%. The "Index Rate" is the last month-end published rate for 30-day dealer-placed commercial paper sold through dealers by major corporations as published in the Money Rates section of the Wall Street Journal. Accrued interest is payable monthly in arrears. The interest rate at January 31, 1997 was 8.325%.

    The outstanding principal amount under the Revolving Credit Facility was approximately $8.2 million as of January 31, 1997.

    Presently, the Company is not in compliance with certain of the financial covenants contained in the Revolving Credit Facility. The lender has provided the Company with a waiver for the non-compliance as of both the balance sheet and report filing dates. As a result, the Company has reclassified all amounts due under the credit agreement as current liabilities.

    The Company is currently having discussions with the lender to restructure the terms and conditions of the Revolving Credit Facility to better meet its working capital needs.

3.  STATEMENT OF CASH FLOWS INFORMATION

    The following is supplemental disclosure of cash flow information:

                                                 Six months ended
                                                    January 31,
                                           -----------------------------
                                               1997              1996
                                           -----------       -----------

          Interest paid                     $ 405,652          $ 447,000
          Income tax paid                         -0-                -0-

     Supplemental noncash financing activities information:

     During the six months ended January 31, 1997, no Restricted Stock Awards were granted and awards totaling $81,375 were canceled. During the six months ended January 31, 1996, no Restricted Stock Awards were granted and $76,200 were canceled.

     The Company contributed $29,378 and $19,474 in common stock to the Company's 401(k) Plan during the six months ended January 31, 1997 and 1996, respectively.

4.   LOSS PER SHARE

     Loss per share is computed based on losses for each period, divided by the weighted average number of common shares and equivalents outstanding during each period. Stock options have been excluded from the loss per share computations for both years as they were antidilutive to the calculation.

5.   STORE CLOSING RESERVE

     In July 1996, the Company adopted a plan as part of its response to industry conditions to close four unprofitable store locations. As a result of the planned closing of the store locations, the Company has recorded a charge of approximately $3,251,000 ($2,045,000 after income tax benefits) representing lease termination costs, write-down of assets, rent expense, and other miscellaneous expenses. These store locations are expected to be closed during fiscal 1997. During the first quarter of fiscal 1997, the Company closed three of the four stores that were reserved for. The outstanding reserve balance was $2,107,000 as of January 31, 1997.

6.   RESERVE FOR RESTRUCTURING

     The Company announced plans to restructure the business which included closing it's warehouse and distribution center. A provision of $250,000 has been recorded in the second quarter ended January 31, 1997 representing costs for severance, outplacement and other miscellaneous expenses.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

REVENUES

Total revenues decreased by $3,517,769, or 14.1%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. As of the end of the second fiscal quarter ended January 31, 1997, the Company operated eight fewer stores than in the second fiscal quarter of 1996. On a same-store basis (stores open for more than one year), revenues increased by .1% over last year.

Revenues from product sales decreased by 14% for the chain as a whole and
decreased by .8% on a same-store basis.   Revenues declined because increased
unit sales of compact discs were more than offset by decreased unit sales of cassettes and video product. Same-store revenues declined primarily because of fewer new hit release titles which contribute not only to lower sales but to lower in-store traffic. In addition, the Company has seen significant expansion of competitive music retail space by non-traditional music retailers, which often sell compact discs near or at cost in certain markets, which contributed to same-store sales declines.

Video rental revenue decreased by 22.9% for the Company as a whole and by 16.1% on a same-store basis as compared to the second quarter in fiscal 1996. The Company maintains video rental departments in limited stores based on customer demand and has not aggressively promoted this business. Since the second quarter of fiscal 1996, the Company closed one and opened one video rental department.

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

GROSS PROFIT

Gross profits from product sales, which are net of product management and distribution costs, were 33.2% and 33.7% during the second quarters of fiscal 1997 and 1996, respectively. Gross profit, as a percentage of revenue, decreased because of an increase in promotional markdowns during the holiday season.

MANGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

Gross profits from video rentals were 50.1% and 51.6% during the second quarters of fiscal 1997 and 1996, respectively. Some fluctuation in gross profit margins may be expected due to the fixed nature of the video rental inventory being amortized on an accelerated method over a three year period.

Total gross profit was 33.4% and 34.0% of revenue during the second quarters of fiscal 1997 and 1996, respectively. The Company expects total gross profit, as a percentage of revenues to decline in the foreseeable future because of the continued shift in the sales mix to compact and laser discs, the continued decline of video rental revenues and the increased pricing pressures due to a heightened competitive environment, as described above.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 32.8% and 30.4% during the second quarters of fiscal 1997 and 1996, respectively. Store occupancy and general and administrative expenses, as a percentage of revenue, increased because of the significant deline in total revenues. Store occupancy costs decreased due to the Company operating eight fewer stores than in the second fiscal quarter of 1996.

OTHER INCOME (EXPENSE)

The Company incurred interest expenses of $234,000 and $242,000 during the second quarter of fiscal 1997 and 1996, respectively. The decrease is due to lower average borrowings for the quarter.

INCOME TAXES

The effective income tax rate, as a percentage of earnings before income taxes, was 37.6% and 37.9% during the second quarter of fiscal 1997 and 1996, respectively. The effective income tax rate did not vary significantly from the second quarter in the prior fiscal year.

NET EARNINGS (LOSS)

During the second quarter of fiscal 1997, the Company incurred a loss of $(370,000) or $(.07) per share compared to earnings of $424,000 or $.08 per share during the second quarter of fiscal 1996. Earnings declined significantly because of lower sales from continued competition resulting in lower gross margins.


SIX MONTHS ENDED JANUARY 31, 1997 AND 1996

REVENUES

Total revenues decreased by $5,701,000, or 13.3%, in the first six months of fiscal 1997, compared to the same period in fiscal 1996. On a same-store basis, revenues decreased by 1.3%, compared to the same period in 1996.

Revenues from product sales decreased by 12.9% for the chain as a whole and by 1.7% on a same-store basis during the first six months of fiscal 1997. This decrease is due in part to the lack of significant new hit release titles and increased competition, as described above.

MANGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

Video rental revenues decreased by 30% for the chain as a whole and by 19% on a same-store basis. The closing of one video rental department since the second quarter of fiscal 1996 and a lower demand for video rentals contributed to lower rental revenues.

GROSS PROFIT

Gross profit from product sales, which is net of product management and distribution costs, was 33.5% and 33.3% during the first six months of fiscal 1997 and 1996, respectively. Gross profit, which is expressed as a percentage of revenues, increased primarily because of fewer promotional markdowns and an increase in sales of higher margin accessory items during the first quarter of fiscal 1997. Gross profit for video rentals was 52.1% and 54.8% during the first six months of fiscal 1997 and 1996, respectively.

Total gross profit was 33.8% and 33.7% of revenue during the first six months of fiscal 1997, and 1996, respectively. The increase in gross profit from product sales was partially offset by a decrease in gross profits from video rentals. Some fluctuation in gross profit margins may be expected due in part to the many factors that affect the Company's purchases for sale and in part to the Company's promotional strategies.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 36.2% and 34.9% during the first six months of fiscal 1997 and 1996, respectively. Store operating and general and administrative expenses increased as a percentage of revenues, due to the significant decline in total revenues. Store operating expenses decreased due to operating eight fewer stores compared to the same period in 1996.

OTHER INCOME (EXPENSE)

Other expenses include interest expense of $480,000 and $455,000 during the first six months of fiscal 1997 and 1996, respectively. The increase is due to a higher interest rate on the Company's Revolving Credit Facility combined with the amortization of deferred financing costs which were partially offset by lower average borrowings for the quarter.

NET EARNINGS (LOSS)

For the six month period ended January 31, 1997, the net loss was $(1,192,000) or $(.23) per share, compared to a net loss of $(581,000) or $(.11) per share for the first six months of fiscal 1996. Reduced sales and lower margins due to continued competition during the first half of the year contributed to lower earnings for the first six months in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1997, the Company's working capital was $1.6 million compared to $10.8 million at July 31, 1996. The decrease in working capital during the first six months of fiscal 1997 was primarily the result of the reclassification of long-term debt to current debt.

Cash flows from operating activities provided $1.7 million, in the second quarter of fiscal 1997, compared to providing $5.8 million in fiscal 1996. The primary reason for the change in cash flows from operating activities relate to the inventory reductions in the first six months of fiscal 1996, obtained from just-in-time buying practices.

MANGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

Cash flow used in investing activities decreased from $2.9 million in the first six months of fiscal 1996 to $280,000 in the first six months of fiscal 1997. The primary reason for the change in cash flows from investing activities relate to fewer additions to property and equipment in the first six months of fiscal 1997 compared to the first six months of fiscal 1996.

At January 31, 1997, the Company had a $15 million secured Revolving Credit Agreement, expiring May 1998, which includes a $3,000,000 stand-by letter of credit facility. Under the Revolving Credit Agreement, the Company may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the credit agreement). At January 31, 1997, the Company had an outstanding balance of $8,196,204 under the Revolving Credit Agreement. There were no borrowings under the stand-by letter of credit during the first six months of fiscal 1997.

Presently, the Company is not in compliance with certain of the financial covenants contained in the Revolving Credit Facility. The lender has provided the Company with a waiver for the non-compliance as of both the balance sheet and report filing dates. As a result, the Company has reclassified all amounts due under the credit agreement as current liabilities.

The Company is currently having discussions with the lender to obtain waivers for the non-compliance and to restructure the terms and conditions of the Revolving Credit Facility to better meet its working capital needs.

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

                    PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on December 10, 1996 at the Radisson Mart Plaza Hotel, Salon H., 711 N.W. 72nd Avenue, Miami, Florida 33126.

(b) The shareholders voted: (i) to elect six people to the Company's Board of Directors and, (ii) for the approval of the Adoption of the 1996 Non-Employee Directors Stock Option Plan. The results of the vote on each matter follows:

     The following individuals were elected directors until the next annual meeting of shareholders or until their successors are elected and qualified:

                                    Votes       Votes     Abstentions and
                                     For       Withheld   Broker non-votes

     Barry J. Gibbons             4,754,092     103,446         -0-
     Arthur H. Hertz              4,750,567     106,971         -0-
     Ann S. Lieff                 4,749,149     108,389         -0-
     Martin W. Spector            4,749,942     107,596         -0-
     Cynthia Cohen Turk           4,750,492     107,046         -0-
     Rosalind S. Zacks            4,750,242     107,296         -0-

     All members of the previous Board of Directors were nominees and there has been no change in the Board of Directors as a result of this election.

     The shareholders approved the adoption of the 1996 Non-Employee Director's Stock Option Plan with votes totaling 3,857,639 shares in the affirmative, 443,588 shares in the negative and 32,563 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1 First Amendment to Revised Agreement effective January 1, 1996 between the Company and Barry Gibbons d/b/a Festina.

          10.2 First Amendment to Revised Agreement effective January 23, 1996 between the Company and Jeffrey J. Fletcher d/b/a Transition Strategies, Inc. ("TSI").

          27  Financial Data Schedule.  (Attached to electronic filing only.)


     (b)  Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended January 31, 1997.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPEC'S MUSIC, INC.
                                        -----------------------------
                                            (Registrant)



    March 20,  1997                       /s/ Ann S. Lieff
----------------------                  ------------------------------
    Date                                ANN S. LIEFF
                                        President and Chief Executive
                                        Officer  (Principal Executive Officer)



    March 20, 1997                         /s/ Donald A. Molta
----------------------                   ------------------------------
    Date                                 DONALD A. MOLTA
                                         Vice President and Chief Financial
                                         Officer  (Principal Financial and
                                         Accounting Officer)