Form 10-Q
period 1997-04-30
SPECS MUSIC INC
filed 1997-06-19
CIK 777277

--------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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


                                   (305) 592-7288
                (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                        SHARES OF COMMON STOCK OUTSTANDING
                         AS OF JUNE 13, 1997:  5,305,069

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

                                SPEC'S MUSIC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                     PART I.

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED CONDENSED BALANCE SHEETS.......................... 3

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS................ 4

          CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS................................................... 5

          NOTES TO CONSOLIDATED CONDENSED
            FINANCIAL STATEMENTS......................................... 6-7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS................................................ 8-11



                                      PART II.

                                 OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................. 12


PART I.
ITEM 1.  FINANCIAL STATEMENTS

                           SPEC'S MUSIC, INC. AND SUBSIDIARY
                         CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   APRIL 30,           JULY 31,
                                                      1997               1996
                                                  -----------        -----------
ASSETS                                             (UNAUDITED)
CURRENT ASSETS:
Cash and equivalents                             $    357,017       $    405,753
Trade receivables                                     318,492            293,681
Income tax receivable                                 983,140          1,236,641
Inventories                                        17,106,959         19,704,076
Prepaid expenses                                    1,158,873            589,984
Deferred tax asset                                    827,825          2,122,384
                                                  -----------        -----------
   Total current assets                            20,752,306         24,352,519

Video rental inventory, net                           414,875            489,649
Property and equipment, net                        14,673,205         16,714,965
Other assets                                          527,272            567,892
                                                  -----------        -----------
   Total Assets                                  $ 36,367,658       $ 42,125,025
                                                  -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturity of long-term debt               $  7,161,658       $         --
Accounts payable                                    9,482,722          8,408,500
Accrued expenses                                    2,422,159          2,262,378
Store closing reserve                               1,838,764          2,859,289
                                                  -----------        -----------
   Total current liabilities                       20,905,303         13,530,167
                                                  -----------        -----------
Long term debt                                             --          9,654,094
Deferred income taxes                                  53,505            293,663

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
  shares authorized; 5,300,369 and 5,319,269
  shares issued at April 1997 and July
  1996, respectively                                   53,005             53,194
Additional paid-in capital                          3,523,467          3,700,043
Retained earnings                                  12,020,248         15,269,348
Less 37,375 and 74,600 shares in treasury at
 April 1997, and July 1996, respectively,
 at cost                                             (187,870)          (375,484)
                                                  -----------        -----------
  Total stockholders' equity                       15,408,850         18,647,101
                                                  -----------        -----------
Total Liabilities and Stockholders' equity       $ 36,367,658       $ 42,125,025
                                                  -----------        -----------

See Notes to Consolidated Condensed Financial Statements.

                          SPEC'S MUSIC, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                      Three Months Ended             Nine Months Ended
                                           April 30,                      April 30,
                                      1997           1996           1997          1996
                                  -----------    -----------    -----------   -----------
Product sales                     $16,249,846    $17,565,238    $52,933,216   $59,704,005

Video rentals                         260,214        363,724        827,083     1,176,694
                                  -----------    -----------    -----------   -----------
TOTAL REVENUES                     16,510,060     17,928,962     53,760,299    60,880,699
                                  -----------    -----------    -----------   -----------
Cost of goods sold - sales         10,937,930     11,757,449     35,335,951    39,856,678

Cost of goods sold - rental           112,875        159,086        384,348       526,571
                                  -----------    -----------    -----------   -----------
TOTAL COST OF SALES                11,050,805     11,916,535     35,720,299    40,383,249
                                  -----------    -----------    -----------   -----------
GROSS PROFIT                        5,459,255      6,012,427     18,040,000    20,497,450

Store operating, general and
  administrative expenses           6,632,227      7,071,513     20,115,927    22,082,907
                                  -----------    -----------    -----------   -----------
Restructuring charge                       --             --        250,000            --

Store closing expenses                     --             --        269,569            --
                                  -----------    -----------    -----------   -----------
Operating loss                     (1,172,972)    (1,059,086)    (2,595,496)   (1,585,457)

Other expense, net                   (206,651)      (249,129)      (681,424)     (660,805)
                                  -----------    -----------    -----------   -----------
Loss before income taxes           (1,379,623)    (1,308,215)    (3,276,920)   (2,246,262)

Provision (benefit) for income
  taxes                               677,824       (496,000)       (27,820)     (853,000)
                                  -----------    -----------    -----------   -----------
    NET LOSS                      $(2,057,447)   $  (812,215)   $(3,249,100)  $(1,393,262)
                                  -----------    -----------    -----------   -----------

LOSS PER SHARE                    $      (.39)   $      (.15)   $      (.62)  $      (.25)
                                  -----------    -----------    -----------   -----------
Weighted average number of
  common shares outstanding         5,254,000      5,449,000      5,249,000     5,492,000
                                  -----------    -----------    -----------   -----------

See Notes to Consolidated Condensed Financial Statements.

                          SPEC'S MUSIC, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED APRIL 30, 1997 AND 1996
                                     (UNAUDITED)

                                                                1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:                      ------------     ------------
   Net loss                                                $ (3,249,100)    $ (1,393,262)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization of property and equipment    1,863,228       2,056,318
   Amortization of video rental inventory                       381,886         599,972
   Gain on disposal of video rental inventory                        --         (79,368)
   Loss on disposal of property and equipment                   269,569          76,858
   Deferred compensation expense                                 63,651          18,490
   Amortization of preopening expenses                           28,294         564,902
   Amortization of intangibles                                       --          14,318

 (Increase) decrease in assets:
   Receivables                                                  (24,811)        343,870
   Income tax receivable                                        253,501              --
   Inventories                                                2,597,117       3,209,939
   Prepaid expenses                                            (597,183)       (216,338)
   Prepaid income taxes                                              --        (681,845)
   Other assets                                                 (66,897)        185,803
   Deferred tax asset                                         1,294,559         177,000

 Increase (decrease) in liabilities:
   Accounts payable                                           1,074,222         596,845
   Accrued expenses                                             202,454         385,693
   Restructuring charge                                              --        (251,203)
   Store closing reserve                                     (1,020,525)             --
   Deferred income taxes                                       (240,158)        (91,000)
                                                           ------------     -----------
Net cash provided by operating activities                     2,829,807       5,516,992
                                                           ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of video rental inventory                          (307,112)       (280,925)
  Disposition of video rental inventory                              --              --
  Additions to property and equipment                          (224,386)     (2,957,550)
  Disposition of property and equipment                         145,390              --
                                                           ------------     -----------
Net cash (used in) investing activities                        (386,108)     (3,238,475)
                                                           ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                   65,289,974      13,500,000
  Repayments of borrowings                                  (67,782,409)    (13,400,000)
  Repayments of capital lease                                        --         (25,636)
                                                           ------------     -----------
Net cash provided by (used in) financing activities          (2,492,435)         74,364
                                                           ------------     -----------
Net increase (decrease) in cash                                 (48,736)      2,352,881
Cash at beginning of period                                     405,753         552,224
                                                           ------------     -----------
Cash at end of period                                      $    357,017     $ 2,905,105
                                                           ------------     -----------

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

   The results of operations for the nine month period ended April 30, 1997 are not necessarily indicative of the operating results for the full fiscal year. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2. CURRENT MATURITY OF LONG-TERM DEBT

   In May 1996, the Company obtained a new 2 year credit agreement (the "Revolving Credit Facility"), which includes a $3,000,000 stand-by letter of credit facility, both of which expire in May 1998. Under the Company's new Revolving Credit Facility, it may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the "Revolving Credit Facility"). A commitment fee of 3/8% of the unused portion is payable monthly. There were no borrowings under the stand-by letter of credit during the first nine months of fiscal 1997.

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

   The Revolving Credit Facility bears interest at a floating rate, adjusted monthly, equal to the Index Rate (as defined below) plus 2.875%. The "Index Rate" is the last month-end published rate for 30-day dealer-placed commercial paper sold through dealers by major corporations as published in the Money Rates section of the Wall Street Journal. Accrued interest is payable monthly in arrears. The interest rate at April 30, 1997 was 8.495%.

   The outstanding principal amount under the Revolving Credit Facility was approximately $7.2 million as of April 30, 1997.

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

3. STATEMENT OF CASH FLOWS INFORMATION

   The following is supplemental disclosure of cash flow information:

                                                         Nine months ended
                                                              April 30,
                                                      ------------------------
                                                         1997           1996
                                                      ---------      ---------
       Interest paid                                  $ 584,464      $ 598,287
       Income tax paid                                       -0-           -0-

   Supplemental noncash financing activities information:

   During the nine months ended April 30, 1997, no Restricted Stock Awards were granted and awards totaling $95,286 were canceled. During the nine months ended April 30, 1996, no Restricted Stock Awards were granted and $102,865 were canceled.

   The Company contributed $85,346 and $33,669 in common stock to the Company's 401(k) Plan during the nine months ended April 30, 1997 and 1996, respectively.

4. LOSS PER SHARE

   Loss per share is computed based on losses for each period, divided by the weighted average number of common shares and equivalents outstanding during each period. Stock options have been excluded from the loss per share computations for both years as they were antidilutive to the calculation.

5. STORE CLOSING RESERVE

   In July 1996, the Company adopted a plan as part of its response to industry conditions to close four unprofitable store locations. As a result of the planned closing of the store locations, the Company has recorded a charge of approximately $3,251,000 ($2,045,000 after income tax benefits) representing lease termination costs, write-down of assets, rent expense, and other miscellaneous expenses. These store locations are expected to be closed during fiscal 1997. During the first quarter of fiscal 1997, the Company closed three of the four stores that were reserved for. The outstanding reserve balance was $1,839,000 as of April 30, 1997. In the fourth quarter of fiscal 1997, the remaining store will close. Management expects to fully utilize the remaining reserve.

6. RESERVE FOR RESTRUCTURING

   The Company announced plans to restructure the business which included
   closing it's warehouse and distribution center.   A provision of $250,000 has
   been recorded in the second quarter ended January 31, 1997 representing costs
   for severance, outplacement and other miscellaneous expenses.   The
   outstanding reserve balance was $201,000 as of April 30, 1997. The Company expects to complete the restructuring of the business in the fourth quarter of fiscal 1997 and expects to fully utilize the remaining reserve.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the Company's results of operations, liquidity
and capital resources.   To the extent that such analysis contains statements
which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases;" unfavorable developments with respect to a lease; general economic factors in markets where the Company's products are sold; the Company's ability to meet the renegotiated financial covenants contained in the Revolving Credit Facility; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1997 AND 1996

REVENUES

Total revenues decreased by $1,419,000 or 7.9%, during the third quarter of
fiscal 1997 compared to the third quarter of fiscal 1996.   As of the end of the
third fiscal quarter ended April 30, 1997, the Company operated six fewer stores than in the third fiscal quarter of 1996. On a same-store basis (stores open for more than one year), revenues increased by 3.1% over last year.

Revenues from product sales decreased by 7.5% for the chain as a whole and
increased by 2.1% on a same-store basis.   Revenues declined because the Company
operated six fewer stores than in the third fiscal quarter of 1996 and increased unit sales of compact discs were more than offset by decreased unit sales of cassettes and video product. Same-store revenues improved over last year due to an increase in new hit release titles.

Video rental revenue decreased by 28.5% for the Company as a whole and by 26.8% on a same-store basis as compared to the third quarter in fiscal 1996. The Company maintains video rental departments in limited stores based on customer demand and has not aggressively promoted this business. Since the third quarter of fiscal 1996, the Company closed three and opened one video rental department.

The Company plans to continue to review and adjust its prices and focus its marketing and advertising campaign to differentiate itself from price oriented mass merchants and discount electronics stores. Nevertheless, the Company is likely to continue to experience revenue declines due to non-traditional retailers' price slashing. In addition, revenues are expected to decline after the closure of the Coconut Grove mega store during the fourth quarter of fiscal 1997.

GROSS PROFIT

Gross profits from product sales, which are net of product management and distribution costs, were 32.7% and 33.1% during the third quarters of fiscal 1997 and 1996, respectively. Gross profit, as a percentage of revenue, decreased because of promotional markdowns and the shift in sales mix to compact and laser discs, which have lower gross margins than audio cassettes and VHS tapes.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

Gross profits from video rentals were 56.6% and 56.3% during the third quarters of fiscal 1997 and 1996, respectively. Some fluctuation in gross profit margins may be expected due to the fixed nature of the video rental inventory being amortized on an accelerated method over a three year period.

Total gross profit was 33.1% and 33.5% of revenue during the third quarters of fiscal 1997 and 1996, respectively. The Company expects total gross profit, as a percentage of revenues to decline in the foreseeable future because of the continued shift in the sales mix to compact and laser discs, the continued decline of video rental revenues and the increased pricing pressures due to a heightened competitive environment, as described above.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 40.2% and 39.4% during the third quarters of fiscal 1997 and 1996, respectively. Store occupancy costs decreased due to the Company operating six fewer stores than in the third fiscal quarter of 1996. General and administrative expenses during the third quarter of fiscal 1997 increased slightly compared to the third quarter of fiscal 1996. However, as a percentage of revenue, the increase of store operating, general and administrative expenses were largely due to the significant decline in total revenue.

OTHER INCOME (EXPENSE)

The Company incurred interest expenses of $253,000 and $215,000 during the third quarter of fiscal 1997 and 1996, respectively. The increase is due to a higher interest rate on the Company's Revolving Credit Facility combined with the amortization of deferred financing costs which was partially offset by lower average borrowings for the quarter.

INCOME TAXES

Provision for income taxes of $678,000 was recorded to reduce the deferred income tax asset associated with the Company's net operating loss carry forwards. In view of continuing losses from operations, the Company has recorded a valuation allowance on deferred asset amounts which may not be recoverable through the future carryback of operating losses.

NET EARNINGS (LOSS)

During the third quarter of fiscal 1997, the Company incurred a loss of $(2,057,447) or $(.39) per share compared to $(812,000) or $(.15) per share during the third quarter of fiscal 1996.

NINE MONTHS ENDED APRIL 30, 1997 AND 1996

REVENUES

Total revenues decreased by $7,120,400 or 11.7% in the first nine months of
fiscal 1997, compared to the same period in fiscal 1996.   On a same-store
basis, revenues were unchanged compared to the nine months of fiscal 1996.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

Revenues from product sales decreased by 11.3% for the chain as a whole and by 0.6% on a same-store basis during the first nine months of fiscal 1997. This decrease is due in part to the Company operating six fewer stores during the nine months of fiscal 1997.

Video rental revenues decreased by 30% for the chain as a whole and by 21% on a same-store basis. The closing of three video rental departments since the third quarter of fiscal 1996 and a lower demand for video rentals contributed to lower rental revenues.

GROSS PROFIT

Gross profit from product sales, which is net of product management and distribution costs, was 33.2% during the first nine months of fiscal 1997 and
1996.   Gross profit, which is expressed as a percentage of revenues, remained unchanged primarily because of an increase in sales of higher margin accessory items during the first quarter of fiscal 1997.

Gross profit for video rentals was 53.5% and 55.2% during the first nine months of fiscal 1997 and 1996, respectively. Some fluctuations in gross profit margins may be expected due to the fixed nature of the video rental inventory being amortized on an accelerated method over a three year period.

Total gross profit was 33.6% and 33.7% of revenue during the first nine months of fiscal 1997, and 1996, respectively. The unchanged gross profit from product sales was partially offset by a decrease in gross profits from video rentals. Some fluctuation in gross profit margins may be expected due in part to the many factors that affect the Company's purchases for sale and in part to the Company's promotional strategies.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 37.4% and 36.3% during the first nine months of fiscal 1997 and 1996, respectively. Store operating expenses decreased due to operating six
fewer stores compared to the same period in 1996.   General and administrative
expenses for the nine months of fiscal 1997 increased slightly compared to the nine months of fiscal 1996. However, as a percentage of revenue, the increase of store operating, general and administrative expenses were due to the significant decline in total revenues.

OTHER INCOME (EXPENSE)

Other expenses include interest expense of $733,000 and $669,000 during the
first nine months of fiscal 1997 and 1996, respectively.   The increase is due
to a higher interest rate on the Company's Revolving Credit Facility combined with the amortization of deferred financing costs which were partially offset by lower average borrowings for the nine months.

NET EARNINGS (LOSS)

For the nine month period ended April 30, 1997, the net loss was $(3,249,100) or $(.62) per share, compared to a net loss of $(1,393,000) or $(.25) per share for the first nine months of fiscal 1996.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1997, the Company's working capital was $.2 million compared to
$10.8 million at July 31, 1996.   The decrease in working capital during the
first nine months of fiscal 1997 was primarily the result of the reclassification of long-term debt to current debt and the reduction of the deferred tax asset associated with the Company's net operating loss carry forwards.

Cash flows from operating activities provided $2.8 million in the nine months of fiscal 1997, compared to providing $5.5 million in fiscal 1996. The primary reason for the decline in cash flows from operating activities relate to the inventory reductions in the first nine months of fiscal 1996, obtained from just-in-time buying practices.

Cash flow used in investing activities decreased from $3.2 million in the first nine months of fiscal 1996 to $386,000 in the first nine months of fiscal 1997. The primary reason for the decline in cash flows used in investing activities relate to fewer additions to property and equipment in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

At April 30, 1997, the Company had a $15 million secured Revolving Credit Agreement, expiring May 1998, which includes a $3,000,000 stand-by letter of credit facility. Under the Revolving Credit Agreement, the Company may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the credit agreement). At April 30, 1997, the Company had an outstanding balance of $7,161,658 under the Revolving Credit Agreement. There were no borrowings under the stand-by letter of credit during the first nine months of fiscal 1997.

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

The Company is a specialty retailer in Florida and Puerto Rico of prerecorded music and video products and is also engaged in the rental of video tapes. This industry has experienced increased competition during the past few years, which coupled with other business related factors, has negatively impacted the Company's performance. The Company anticipates the competitive conditions will continue into the foreseeable future. The Company's return to profitable operations and continuity into the future is dependent upon various factors including improving sales and profit margins, reducing expenses, eliminating unprofitable stores, the competitive environment, and the successful renegotiation of the terms of its Credit Agreement or obtaining other credit facilities. Management believes that its cash flow from operations and availability under its existing credit agreement should be adequate to cover the Company's projected cash requirements during the year ending July 31, 1997. Operating results are however, subject to various uncertainties and contingencies, many of which are beyond the Company's control. The Company's future profitability or the lack thereof, could have a substantial impact on its liquidity, its ability to meet its debt covenants, and its availability of capital resources necessary to conduct its business.

                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule (Exhibit only to electronic filing).


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended April 30, 1997.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                SPEC'S MUSIC, INC.
                                         -------------------------------
                                                   (Registrant)



         June 19, 1997                    /s/ Ann S. Lieff
-----------------------------            -------------------------------
            Date                         ANN S. LIEFF
                                         Chief Executive Officer
                                        (Principal Executive Officer)




        June 19, 1997                     /s/ Donald A. Molta
-----------------------------            -------------------------------
            Date                         DONALD A. MOLTA
                                         Vice President and Chief
                                         Financial Officer
                                        (Principal Financial and
                                          Accounting Officer)