Form 10-K405
period 1997-07-31
SPECS MUSIC INC
filed 1997-10-30
CIK 777277

========================================================================
                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JULY 31, 1997 OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                    COMMISSION FILE NUMBER 0-14323

                            SPEC'S MUSIC, INC.
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       FLORIDA                              59-1362127
  ------------------------------       ------------------------------
 (STATE OR OTHER JURISDICTION OF      (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

      1666 N.W. 82ND AVENUE
          MIAMI, FLORIDA                             33126
-----------------------------------                --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)               (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (305) 592-7288

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                 NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE
                     ----------------------------
                           (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

  As of October 22, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,689,675.

  As of October 22, 1997 the number of shares of common stock of the Registrant issued and outstanding was 5,300,319.

               DOCUMENTS INCORPORATED BY REFERENCE

  Part III--Definitive Proxy statement for the 1997 Annual Meeting of Shareholders.
=======================================================================

INDEX TO FORM 10-K









Item  1. Business ..............................................  3
Item  2. Properties ............................................  9
Item  3. Legal Proceedings ..................................... 10
Item  4. Submission of Matters to a Vote of Security Holders.... 10
         Executive Officers .................................... 11
Item  5. Market for Registrant's Common Stock and
         Related Stockholder Matters ........................... 12
Item  6. Selected Financial Data ............................... 13
Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................... 14
Item 7A. Quantitative and Qualitative Disclosures about
         Market Risks .......................................... 19
Item  8. Financial Statements and Supplementary Data ........... 20
Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ................... 35
Item 10. Directors and Executive Officers of the
         Registrant ............................................ 35
Item 11. Executive Compensation ................................ 35
Item 12. Security Ownership of Certain Beneficial Owners
          and Management ....................................... 35
Item 13. Certain Relationships and Related Transactions ........ 35
Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K ........................................... 36

ITEM 1.  BUSINESS

GENERAL

Spec's Music, Inc., founded in 1948 and headquartered in Miami, Florida
operates 45 stores in Florida and Puerto Rico.   Spec's is among the
most highly recognized and largest retailers of specialty music in the
Miami/Ft. Lauderdale metropolitan area, and Florida's Gold Coast.   Our
particular strength lies in the diversity of products we offer, including audio compact discs (CD's); pre-recorded cassette tapes; movies and music on VHS tapes, laser discs and digital video discs (DVD's); blank audio and video tapes; a wide range of audio and video accessories; and boutique items such as t-shirts, posters, and collectibles. In addition, customers can rent video movies at one of eight locations.

The Company re-opened one store and closed eight under performing stores
during the fiscal year.   The overwhelming majority of our stores (41)
are located in Florida, with the remaining four located throughout the island of Puerto Rico. The design and format of each of our stores has been tailored specifically to best serve the needs of our customers in a specific locale. At the end of fiscal 1997, we operated 17 stores in enclosed traditional shopping malls and 28 stores in shopping centers and free-standing downtown locations. Of these, 14 are "superstores", which typically span 7,000-10,000 square feet of retail space. Additionally, our "megastores" in Miami Beach and the Sawgrass Mills Mall are comprised of more than 20,000 square feet each.

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

Spec's is committed to maintaining its position as the dominant specialty retailer of prerecorded music and music-related products and
offering the highest quality service to its customers.   While all of
our stores maintain a comprehensive selection of diverse music categories, our newest stores provide a unique opportunity for customers to interact with our products. Specifically, they can sample music at listening stations throughout the store and search on-line at information kiosks for product listings throughout the Spec's network, as well as accessibility to more than 130,000 titles available via special order. We currently offer more than 87,000 active audio and video titles.

During fiscal 1997, the Company refocused on its marketing and merchandising. "Payback," the Company's new customer loyalty program, was inaugurated in

December 1996. The Company believes that the Payback program will create incremental sales, increase the average purchase per transaction, produce customer loyalty and provide our vendors the opportunity to target the sale of specific product and music genres.

In May 1997, Spec's acquired the assets of three specialty Latin music businesses. The new subsidiary of Spec's, known as "D S Latino," includes both a music distribution company and the easy-listening Latin music record label "Hits Only" together with its recording studio. D S Latino will maintain a broad-based inventory of pre-recorded music and entertainment related products and accessories, including product manufactured by the six major recording companies and by the majority of the independent Latin labels. The Company believes that this acquisition complements its existing business and will provide new opportunities for growth in the world of Latin Music.


PRODUCTS

In fiscal 1997, the sale of audio products comprised approximately 84.4% of total revenue. This represents a slight increase over fiscal 1996's 82% and fiscal 1995's 81%. Of that number 69% came from the sale of compact discs as compared to 65% in fiscal 1996 and 61% in fiscal 1995. Cassette tapes comprised 15% of total revenue in fiscal 1997, a decrease over fiscal 1996's 17% and fiscal 1995's 20%. CD's in particular have
increased significantly as a percentage of total revenues.   Conversely,
revenue from video product sales and rentals declined to 7% in fiscal 1997, down from 10% in fiscal 1996 and 11% in fiscal 1995. This trend reflects Spec's decision to eliminate video rentals in all but 8 stores for competitive reasons.

AUDIO PRODUCTS - Spec's sells prerecorded compact discs and cassette tapes manufactured by leading domestic and foreign manufacturers, as well as blank audio cassettes. Each of our stores carries a wide assortment of CD's and cassettes of popular recording artists on such prominent manufacturers as Sony Music, Warner/Elektra/Atlantic (subsidiary of Time Warner), BMG Music (subsidiary of Bertelsman Entertainment); Universal Music Distribution; PGD (subsidiary of Philips) and EMI Music Distribution. We also offer a diverse range of music including pop, rock, rap, country, jazz, classical, Latin, folk, Broadway, children's, and many others.

VIDEO PRODUCTS - While Spec's has reduced the number of video rental departments within its music stores, each store continues to sell prerecorded video movies. Our broad selection of movies includes popular feature films, children's films, classic movies, music videos, educational titles, and sports-related titles. They range in price from $9 to $99, with an average price of about $17 which include used copies which were previously part of the rental inventory. Additionally, we also sell prerecorded movies on laser disc format, with prices ranging from $20 to $94, with an average price of roughly $39. Most recently, the newest video format, Digital Video Disc, or DVD, is gaining consumer interest. A good selection of titles, advanced technology and a moderate price of approximately $25 promises to be a growing format.

OTHER PRODUCTS - Spec's offers numerous music-related accessories such as storage and carrying cases for cassettes, CD's, and movies, as well as cleaning and maintenance kits, songbooks, and sheet music. We also carry other items such as posters, t-shirts, magazines, jewelry and post cards.


SEASONALITY

The Company experiences higher sales volume during the second quarter which includes the Holiday selling season. Revenues during the month of December, as a percentage of annual revenues, were 14.3%, 15.7% and 16.7% in fiscal 1997, 1996 and 1995, respectively. The seasonality decreases can be attributed to continued increased competition and heavy sales promoting during the Holiday season.


ADVERTISING AND MARKETING

Spec's, through its marketing and advertising programs, is dedicated to being a dominant music entertainment retailer in both Florida and Puerto
Rico.   We are accomplishing this by highlighting our unsurpassed
selection and everyday value pricing.

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

In December 1996, Spec's launched "Payback," a customer loyalty program. Payback currently has over 70,000 members and is growing monthly. The Payback database allows us to provide our customers with additional value by awarding them with exclusive music, entertainment and special promotions. We are committed to building a continuing relationship with our customers so that we can better understand their needs and preferences.

In fiscal 1996, Spec's introduced a unique new campaign. In this program, we are buying back thousands of used CD's for $3 a piece in "Spec's Bucks", which can be used to buy new products in our stores. The used CD's, in turn, are resold to other customers.


PURCHASING AND INVENTORY

Almost all of our products are purchased under individual purchase orders from manufacturers who deliver the merchandise within several days after the order is placed. In order to remain competitive, we purchase merchandise from more than 200 suppliers, although a large majority of our orders are placed with the six largest vendors.

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

Current trade practices in the prerecorded music industry enable us to return most of our unsold product to the manufacturers. The great majority of these manufacturers do not have limits on the number of these returns but rather impose a return penalty ranging from zero to 35% of the unit cost. Manufacturers of video movies limit the return privilege to approximately 10-20% of purchases. During fiscal 1997, we returned about 17% of our total purchases to manufacturers.

During fiscal 1997, a returns recycling system was developed in order to minimize penalties and freight charges associated with returns. Product returned from stores is processed through this system to determine if there is a need in another store. Previously, all product returned from stores was returned directly to the vendor.


STORE OPERATIONS AND PERSONNEL

Each of our stores is typically open seven days a week including evenings. A manager and an assistant manager serve each store, paying particular attention to a high level of customer service and ease of
store operation.   Store managers are encouraged to reach performance
goals by the availability of a cash incentive program.

We recognize the importance to customers of a trained management and sales staff, and we strive to hire experienced staff at all levels of our organization.

At July 31, 1997, Spec's had approximately 322 full-time and 323 part-time
employees (associates).   In order to provide the best in customer
service, we also add temporary associates during peak sales periods.
None of our associates are covered by collective bargaining agreements, and we have never experienced a strike or work stoppage. We are very proud of the continuing excellent working relationship we have with all of our staff.

Spec's processes its sales transactions on point-of-sale (POS) cash terminals. In fiscal 1997, about 66% of our sales were made by either cash or check. The balance was transacted by any of a number of national credit cards, for which we pay between 1.7% and 3% of sales as a service charge.


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

SERVICEMARKS

All of our stores operate under the "Spec's" name. The mark "Spec's" and our company logo are servicemarks registered with the U.S. Patent and Trademark Office. The Company has obtained registrations of the trademarks "Payback, The Music Club From Spec's," "D S Latino," the D S Latino logo, "Hits Only," "Tropical Sound Orchestra," "Oro Latino," "Epicentro Musical" and "Raiz Latina." We believe that the mark and logo are important name recognition devices in advertising and promotional activities. The "Spec's" name and logo are also registered separately in the State of Florida.

COMPETITION

The retail music business is highly competitive. Among our competitors are mass merchants, discount stores, video rental outlets, electronic and computer stores, book stores, mail order clubs, warehouse outlets, and specialty music stores. Many of these competitors are national in scope and therefore have greater financial resources than Spec's. The Company anticipates non-traditional retailers will continue to sell
music and video products at highly discounted prices.   Also, we face
further entertainment-based competition from movies, concerts, video
games, and CD-ROM computers.   Additionally, we compete with a broad
range of retail businesses for new store locations and for existing locations when leases are up for renewal.

However, we believe that our certain competitive advantages include: 1) our large number of stores afford us sufficient critical mass for effective marketing programs while simultaneously allowing us to respond quickly to shifts in the market; 2) after more than 50 years in the business, our name recognition and customer loyalty is particularly strong; and 3) we are sought out for our unsurpassed selection of both Latin and classical music.

ITEM 2.  PROPERTIES

Spec's leases 44 stores throughout Florida and Puerto Rico, and owns the building which houses its Miami Beach "megastore." In addition, the Company owns the building of a former store in Tampa, which is currently
being leased to another retailer.   Our stores contain an average of
6,123 square feet of total space.   At the end of fiscal 1997, we
operated 17 stores in enclosed traditional shopping malls and 28 stores in shopping centers and free-standing downtown locations. Of these, 14 are "superstores", which typically span 7,000-10,000 square feet of retail space. Additionally, our "megastores" in Miami Beach and Sawgrass Mills Mall are comprised of more than 20,000 square feet each.

Store leases generally provide for fixed monthly rental payments and require us to pay real estate taxes and certain other charges. Some leases also subject us to escalation formulas and others to additional rent based on a percentage of net sales -- often ranging from 3% to 7%. The terms of our leases range from three to fifteen years, and many have renewal options for longer terms. For the year ended July 31, 1997, Spec's rental expense was approximately $8.4 million, including $71,000 in percentage rental. All of our stores are leased from unrelated parties, except the Coral Gables store on South Dixie Highway and the St. Petersburg store on 66th Street, which are leased from trusts; the trustees and beneficiaries of these trusts include Ann S. Lieff, president of Spec's, and Rosalind S. Zacks, vice president of the
Company.   See Item 13, Certain Relationships and Related Transactions.

Spec's executive offices and distribution center comprise 46,000 square feet of space at 1666 NW 82nd Avenue, Miami, Florida, near the Miami International Airport.

ITEM 3. LEGAL PROCEEDINGS.

   There are no material legal proceedings to which the Company is a party.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

                        EXECUTIVE OFFICERS

All executive officers of the Company were elected to their present offices at the Annual Meeting of the Board of Directors held on December 10, 1996 and will serve in such positions until the next annual meeting
of the Board of Directors.   The following table sets forth, as of
October 1, 1997, certain information regarding the executive officers of the Company.


                          PRINCIPAL BUSINESS EXPERIENCE
NAME                AGE   DURING THE PAST FIVE YEARS
-----               ---   ---------------------------------
Martin W. Spector   92    Chairman Emeritus since 1996. Chairman
                          of the Board of Directors of the
                          Company 1980 - 1996; President and Chief
                          Executive Officer and Director of the
                          Company and its predecessors 1948-1980.

Ann S. Lieff        45    President and Chief Executive Officer
                          of the Company since 1980; Director
                          since 1979.

Donald A. Molta     37    Vice President and Chief Financial
                          Officer since 1996. Between February
                          1995 and December 1996, Mr. Molta,
                          served as  Vice President and Chief
                          Financial Officer of All For A Dollar,
                          Inc., a publicly traded retail company
                          that had filed a voluntary petition
                          under the federal bankruptcy laws prior
                          to the time Mr. Molta joined the
                          Company.   The company emerged from
                          bankruptcy and then filed a second
                          voluntary petition under the federal
                          bankruptcy laws in October 1996.
                          Between 1993 and 1994, Mr. Molta served
                          as Vice President of Finance for Bob's
                          Stores, Inc., a subsidiary of Melville,
                          Corporation.

Dorothy J. Spector   78   Secretary of the Company since
                          its incorporation in 1970.

Rosalind S. Zacks    47   Vice President since April 1993;
                          Executive Vice President and Treasurer
                          of the Company from 1981 to
                          1993; Director since 1979.


                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS.

STOCK PRICE INFORMATION

The Company's Common Stock is traded in the Nasdaq SmallCap Market
System under the symbol "SPEK."   The following table shows high and low
bid price information as quoted by Nasdaq for each quarter during the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

1997              HIGH      LOW      1996             HIGH     LOW

First quarter     2         1        First quarter    4 1/8    2 1/2
Second quarter    1 5/16    5/8      Second quarter   3 1/8    1 1/4
Third quarter     1 3/16    5/8      Third quarter    2 5/8    1 3/4
Fourth quarter    15/16     1/2      Fourth quarter   2 1/8    1 3/8

The Company has not paid any cash dividends on its common stock during the periods shown, and does not intend to pay dividends in the foreseeable future.

On October 27, 1997, the Company had 5,300,319 shares of common stock outstanding held by 341 stockholders of record, and approximately 1,300 beneficial owners.


SALES OF UNREGISTERED SECURITIES

On December 10, 1996, December 18, 1996, January 1, 1997, February 12, 1997 and June 1, 1997, the Company granted options to purchase an aggregate of 427,000 shares of its common stock to its employees and directors pursuant to the Company's 1993 Employee Stock Plan, its 1993 Non-Employee Director Plan and its 1996 Non-Employee Directors Plan in partial consideration for services rendered by such persons. All such options are exercisable at the fair market value of the common stock on the date of grant. The grant of such options was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended (the "Act").

On September 30, 1996, December 31, 1996, March 31, 1997 and June 30, 1997, the Company contributed an aggregate of 48,721 shares of its common stock to its 401(k) Plan in partial consideration for services rendered by its employees. The issuance of such shares was exempt from registration pursuant to section 4(2) of the Act.

On January 1, 1997, the Company granted options to purchase 50,000 shares of its common stock to Backus Turner International in partial payment for advertising services. The options are exercisable at $1.00, which was the fair market value of the common stock on the date of grant of the options. The grant of such options was exempt from registration pursuant to Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA.

(In thousands, except per share and operating data)

Years Ended July 31,                                       1997        1996        1995        1994      1993

OPERATIONS STATEMENT DATA:
Revenues                                                  $68,536     $77,532     $79,603     $78,388    $72,733

Gross profit                                               22,258      26,090      28,406      28,590     26,664

Store operating, general and administrative expenses       28,036      29,065      26,338      24,136     22,834

Impairment of long-lived assets                             1,500          --          --          --         --

Store closing expenses                                        898       3,251          --          --         --

Restructuring charge                                          215          --          --          --      3,204

Interest (expense) and other income                          (905)       (918)       (410)         44      1,013
                                                           ------      ------      ------      ------     ------
Earnings (loss) before income taxes                        (9,296)     (7,144)      1,658       4,498      1,639

Provision (benefit) for income taxes                         (161)     (2,651)        626       1,681        485
                                                           ------      ------      ------      ------     ------
Net earnings (loss)                                       $(9,135)    $(4,493)     $1,032      $2,817     $1,154
                                                           ======      ======      ======      ======     ======
Cash flow from operating activities                         3,253       4,671         380       2,319      4,223
                                                           ======      ======      ======      ======     ======
Net earnings (loss) per common share                       $(1.74)     $( .86)      $ .20       $ .54      $ .22
                                                           ======      ======      ======      ======     ======
Weighted average number of common shares outstanding        5,252       5,246       5,248       5,264      5,195
                                                           ======      ======      ======      ======     ======

BALANCE SHEET DATA (AS OF JULY 31,):

Working capital                                           $ 4,118     $10,822     $16,702     $12,117    $10,779
Total assets                                               29,253      42,125      46,497      37,364     31,155
Capital lease obligation and long term debt                 6,696       9,654      11,435          67         97
Common stockholders' equity                                 9,609      18,647      23,168      22,000     18,971
Common stockholders' equity per share                        1.83        3.55        4.41        4.22       3.66
Return on sales                                             (13.3%)      (5.8%)       1.3%        3.6%       1.6%
Return on average common stockholders' equity               (64.7%)     (21.5%)       4.6%       13.8%       6.2%

OPERATING DATA:

Number of stores (at July 31)                                  45          52          58          55         56
Weighted average revenue per store                     $1,444,000  $1,424,000  $1,385,000  $1,375,000  $1,198,000
Square feet of selling space (at July 31)                 266,307     323,323     336,130     280,100     273,400
Weighted average revenue per square foot
  of selling space                                      $     236   $     227   $     266   $     279   $     242


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to revenues and the percentage change in those items from period to period.

                                          PERCENTAGE OF REVENUES
YEARS ENDED JULY 31,                    1997        1996      1995
Product sales                           98.0%       98.0%     97.1%
Video rental                             2.0         2.0       2.9
                                       -----       -----     -----
Total revenues                         100.0       100.0     100.0

Gross profit - product sales            32.2        33.2      35.1
Gross profit - video rental             49.2        54.2      55.9
                                       -----       -----     -----
Total gross profit                      32.5        33.7      35.7

Store operating, general and
 administrative expenses                40.9        37.5      33.1
Store closing expenses                   1.3         4.2        --
Impairment of long-lived assets          2.2          --        --
Other income (expense)                  (1.3)       (1.2)     (0.5)
                                       -----       -----     -----
Earnings (loss) before income taxes    (13.6)       (9.2)      2.1
Provision (benefit) for income taxes    (0.3)       (3.4)      0.8
                                       -----       -----     -----
Net earnings (loss)                    (13.3)%      (5.8)%     1.3%
                                       -----       -----     -----


                                       PERIOD TO PERIOD PERCENTAGE
                                           INCREASE (DECREASE)

YEARS ENDED JULY 31,                    1997        1996      1995
                                       -----       -----     -----
Product sales                          (11.2)%      (1.7)%     3.5%
Video rental                           (30.5)      (33.1)    (38.0)
Total revenues                         (11.6)       (2.6)      1.6
Gross profit - product sales           (14.0)       (6.9)      2.2
Gross profit - video rental            (36.9)      (35.2)    (37.1)
Total gross profit                     (14.7)       (8.2)     (0.6)
Store operating, general and
 administrative expenses                (3.5)       10.4       9.1
Store closing expenses                 (72.4)      100.0        --
Impairment of long-lived assets        100.0          --        --
Other income (expense)                  (1.5)      123.9       n/m
Earnings (loss) before income taxes    (30.1)     (530.8)    (63.1)
Provision (benefit) for income taxes   (93.9)     (523.6)    (62.8)
NET EARNINGS (LOSS)                   (103.3)     (535.2)    (63.4)

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

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased by $8,995,000 or 11.6% from fiscal 1996 to fiscal 1997. On a same-store basis (stores open more than one year) revenues were flat against last year.

Revenue from product sales in fiscal 1997 decreased by 11.2% for the chain as a whole and decreased by 0.5% on a same-store basis. Revenues declined because the Company operated seven fewer stores than in fiscal 1996 and increased unit sales of compact discs were more than offset by
decreased unit sales of cassettes and video product.    Same-store
revenues remained flat primarily because of fewer new hit release titles which contribute not only to greater sales but to greater in-store
traffic.   In addition, the Company has seen significant expansion of competitive music retail space by non-traditional music retailers which often sell compact discs near or at cost in certain markets, which contributed to same-store sales remaining flat.

Video rental revenue in fiscal 1997 decreased by 30.5% for the chain as a whole and by 25.1% on a same-store basis as compared to fiscal 1996. The Company maintains video rental departments in a limited number of stores based on customer demand and has not aggressively promoted this
business.   The closing of three video rental departments since the
third quarter of fiscal 1996 and a lower demand for video rentals contributed to lower rental revenues.

The Company plans to continue to review and adjust its prices and focus its marketing and advertising campaign to differentiate its product offering from price oriented mass merchants and discount electronics
stores.   Nevertheless, the Company is likely to continue to experience revenue declines due to non-traditional retailers' price reductions, and the planned closure of additional under performing stores in fiscal 1998.

Total revenues decreased by $2,071,000 or 2.6% from fiscal 1995 to fiscal 1996. On a same-store basis, revenues decreased by 5.7%.

During fiscal 1996, revenue from product sales decreased by 1.7% for the
chain as a whole and decreased by 5.4% on a same-store basis.   Revenues
declined because increased unit sales of compact discs were more than offset by decreased unit sales of cassettes and video product. Same-store revenues declined primarily because of the lack of significant new hit release titles which contribute not only to greater sales but to greater in-store traffic.

Video rental revenue decreased by 33.1% for the chain as a whole and by 23.3% on a same-store basis during fiscal 1996 as compared to 1995. The closing of three video rental departments during fiscal 1996, and lower demand contributed to the decrease in revenue.

Weighted average revenue per store increased by 1.4% to $1,444,000 in fiscal 1997 and increased by 2.8% in fiscal 1996. The weighted average revenue per square foot of selling space increased to $236, or

3.9% in fiscal 1997 and decreased to $227, or 14.7% in fiscal 1996.
The increase in fiscal 1997 is due to the closing of eight under performing stores. The decrease in fiscal 1996 reflects the addition of two mega stores early in the year which tended to bring down the average during the development period.

GROSS PROFIT

Gross profit for product sales, which is net of product management and distribution costs, was 32.2%, 33.2% and 35.1% in fiscal 1997, 1996 and 1995, respectively. Gross profit as a percentage of revenue, decreased in fiscal 1997 because of promotional markdowns and the continued shift in sales mix to compact and laser discs, which have lower gross margins than audio cassettes and VHS tapes.

Gross profit for video rentals was 49.2%, 54.2% and 55.9% in fiscal 1997, 1996 and 1995, respectively. Some fluctuations in gross profit margins may be expected due to the fixed nature of the video rental inventory being amortized on an accelerated method over a three year period.

Total gross profit was 32.5%, 33.7% and 35.7% in fiscal 1997, 1996 and 1995, respectively. The Company expects gross profit as a percentage of revenues to increase as a result of better buying practices combined with an improvement in product mix. Some fluctuation in gross profit margins may be expected due in part to the many factors that affect the Company's cost of product for sale and in part to the Company's promotional strategies.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses were 40.9%, 37.5% and 33.1% of revenues in fiscal 1997, 1996 and 1995, respectively.
Store operating expenses decreased due to operating seven fewer stores compared to fiscal 1996. General and administrative expenses for fiscal 1997 increased slightly compared to fiscal 1996. However, as a percentage of revenue, the increase of store operating, general and administrative expenses was due to the significant decline in total revenues.

STORE CLOSING EXPENSE

In fiscal 1997, the Company recorded $898,000 in store closing expenses for costs associated with closing eight under performing stores.

In fiscal 1996, as part of its response to industry conditions, the Company provided a charge of $3,251,000 to cover the costs of closing unprofitable stores. During the year, the Company closed eight such stores. The major portion of the store closing expense relates to costs and writeoffs associated with the closing of the Coconut Grove "megastore," which was unprofitable.

IMPAIRMENTS

During fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on projected future cash flows of certain stores, the Company recorded an estimated write down of $1,500,000 for the impairment of long lived assets.

INTEREST EXPENSE AND OTHER INCOME

The Company incurred interest expense of $952,000 in fiscal 1997,
$1,074,000 in fiscal 1996 and $442,000 in fiscal 1995.   Interest
expense decreased in fiscal 1997 as a result of lower borrowing requirements.

INCOME TAXES

The effective income tax rate as a percentage of earnings (loss) before income taxes, was 1.7% due to the non recognition of any tax credits from net operating loss carry forwards in fiscal 1997. The effective income tax rate, as a percentage of earnings (loss) before income taxes, was 37.1% and 37.8% in fiscal 1996 and 1995, respectively.

NET EARNINGS (LOSS)

The net loss for fiscal 1997 was $(9,135,000) or $(1.74) per share compared to a net loss of $(4,493,000) or $(.86) per share in fiscal 1996. The fiscal 1997 loss resulted from lower gross margins due to increased competition, store closing expense charges, and the impairment of long-lived assets charge. Fiscal 1996 earnings decreased from $1,032,000, or $.20 per share in fiscal 1995 because of lower same-store sales resulting from increased competition, lower gross margins due to product mix shifts and higher store operating, general and administrative costs associated with new store openings and the store closing expense charge.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $4.1 million, $10.8 million and $16.7 million at
July 31, 1997, 1996 and 1995, respectively.   The decrease in working
capital in both fiscal 1997 and 1996 resulted from a reduction in the Company's inventory levels as well as losses incurred during both years.

Cash flows from operating activities provided $3.3 million, $4.7 million and $.4 million in fiscal 1997, 1996 and 1995, respectively. The primary reason for the decline in cash flows from operating activities for fiscal 1997 relates to an increase in the net loss. In fiscal 1996, inventory reductions, obtained from just-in-time buying practices, contributed $4.5 million to increased operating cash flows.

Cash flows used in investing activities decreased from $2.8 million in fiscal 1996 to $.6 million in fiscal 1997. The primary reason for the decline in cash flows used in investing activities relate to fewer additions to property and equipment in fiscal 1997 compared to fiscal 1996.

At July 31, 1997, the Company had a $15 million secured revolving credit agreement, expiring May 1998, which includes a $3,000,000 stand-by letter of credit facility. Under the revolving credit agreement, the Company may borrow up to the lesser of (a) $15,000,000, or (b) 60% of the Company's eligible inventory (as defined in the credit agreement). At July 31, 1997, the Company had an outstanding balance of $6,696,000 and an additional $338,000 was available under the terms of the agreement. There were no borrowings under the stand-by letter of credit during fiscal 1997.

On October 3, 1997, the Company obtained an extension to August 1, 1998 on its Revolving Credit Facility. Under this extended credit facility the lender waived any defaults or events of default which had previously arisen from violations of the original financial covenants. New financial covenants have been set for the term of the agreement. Additionally, the lender entered into a Subordination and Intercreditor Agreement which is effective through August 1, 1998 and allows the Company to borrow from another lender up to an additional $1 million above the existing Revolving Credit Facility.

The Company is a specialty retailer in Florida and Puerto Rico of prerecorded music and video products and is also engaged in the rental of video tapes. This industry has experienced increased competition during the past few years, which coupled with other business related factors, has negatively impacted the Company's performance. The Company anticipates the competitive conditions will continue into the foreseeable future. The Company's return to profitable operations and continuity into the future is dependent upon various factors including improved sales and profit margins, reducing expenses, eliminating unprofitable stores, the competitive environment, its ability to meet its debt covenants, and the availability of capital resources necessary to conduct its business. Management believes that its cash flow from operations and availability under its existing credit agreements should be adequate to cover the Company's projected cash requirements during the year ending July 31, 1998. Operating results are, however, subject to various uncertainties
and contingencies, many of which are beyond the Company's control.   The
Company's future profitability, or the lack thereof, could have a substantial impact on its liquidity, its ability to meet its debt covenants, and the availability of capital resources necessary to conduct its business.

The Company plans capital investments in fiscal 1998 for store remodeling and store fixture upgrades. The investment program will be financed with cash from operating activities.


NEW ACCOUNTING PRONOUNCEMENTS

The Company will adopt the following statements of Financial Accounting Standards ("SFAS") in the year ending July 31, 1998:

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. When adopted, all prior-period earnings per share data are required to be restated. The Company believes SFAS No. 128 will not significantly alter previously reported earnings per share data.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in
interim financial reports issued to shareholders.   Operating segments
are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.


INFLATION AND ECONOMIC TRENDS

The Company is affected by general economic trends, particularly in Florida and Puerto Rico. The Company does not believe that inflation has had a material effect on the results of its operations during the past three fiscal years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not trade or conduct activities in derivative financial instruments, other financial instruments or derivative commodity instruments. The Company's trade accounts receivable are obligations of domestic entities and thus do not subject the Company to any foreign currency fluctuation risks. In addition, the amount of such trade accounts receivable as of July 31, 1997 was approximately $192,000, and represented an immaterial amount of the Company's approximately $29,253,000 in assets. Accordingly, the Company believes that any market risk with respect to such instruments is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Spec's Music, Inc. and Subsidiary
Miami, Florida

We have audited the accompanying consolidated balance sheets of Spec's Music, Inc. and Subsidiary (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the
period ended July 31, 1997.   These financial statements are the
responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spec's Music, Inc. and Subsidiary as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
October 24, 1997


Consolidated Balance Sheets

July 31,                                           1997                  1996
ASSETS
CURRENT ASSETS:
Cash and equivalents                         $   59,397           $   405,753
Trade receivables                               192,286               293,681
Income tax receivable                         1,890,498             1,236,641
Inventories                                  14,629,312            19,704,076
Prepaid expenses                                294,373               589,984
Deferred tax asset                                   --             2,122,384
                                            -----------           -----------
   Total current assets                      17,065,866            24,352,519

Video rental inventory, net                     369,734               489,649
Property and equipment, net                  11,157,024            16,714,965
Other assets                                    659,911               567,892
                                            -----------           -----------
   Total assets                             $29,252,535           $42,125,025
                                            ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                            $ 9,860,269           $ 8,408,500
Accrued expenses                              2,437,332             2,262,378
Store closing reserve                           650,000             2,859,289
                                            -----------           -----------
   Total current liabilities                 12,947,601            13,530,167

Long term debt                                6,695,994             9,654,094

Deferred income taxes                                --               293,663

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
  shares authorized; 5,300,319 and
  5,319,269 shares issued at 1997
  and 1996, respectively                         53,004                53,194
Additional paid-in capital                    3,551,326             3,700,043
Retained earnings                             6,134,540            15,269,348
Less 25,879 and 74,600 shares
  in treasury, at cost, in 1997
  and 1996, respectively                       (129,930)            (375,484)
                                            -----------           -----------
   Total stockholders' equity                 9,608,940            18,647,101
                                            -----------           -----------
   Total liabilities and
   stockholders' equity                     $29,252,535           $42,125,025
                                            ===========           ===========

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended July 31,                          1997         1996          1995
REVENUES:

Product sales                            $ 67,469,876  $ 75,996,009  $ 77,306,250
Video rentals                               1,066,566     1,535,652     2,296,892
                                         ------------  ------------  ------------
Total revenues                             68,536,442    77,531,661    79,603,142

Cost of goods sold - product sales         45,736,342    50,737,316    50,182,698
Cost of goods sold - video rental             541,833       704,003     1,014,070
                                         ------------  ------------  ------------
Gross profit                               22,258,267    26,090,342    28,406,374

Store operating, general and
  administrative expenses                  28,036,172    29,064,731    26,337,806
Restructuring charge                          214,780            --            --
Store closing expenses                        898,434     3,251,203            --
Impairment of long-lived assets             1,500,000            --            --
                                         ------------  ------------  ------------
Operating income (loss)                    (8,391,119)   (6,225,592)    2,068,568

Other income (expense):
Interest income                                 3,698        58,986            --
Interest expense                             (951,517)   (1,074,497)     (441,527)
Other                                          43,270        96,769        31,230
                                         ------------  ------------  ------------
Total other income (expense)                 (904,549)     (918,742)     (410,297)
                                         ------------  ------------  ------------
Earnings (loss) before income taxes        (9,295,668)   (7,144,334)    1,658,271
Provision (benefit) for income taxes         (160,860)   (2,651,525)      626,000

                                         ------------  ------------  ------------
NET EARNINGS (LOSS)                      $ (9,134,808) $ (4,492,809) $  1,032,271
                                         ============  ============  ============
NET EARNINGS (LOSS) PER COMMON SHARE     $      (1.74) $       (.86) $        .20
                                         ============  ============  ============
Weighted average number of
  common shares outstanding                 5,252,000     5,246,000     5,248,000
                                         ============  ============  ============

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
                                                           Additional
                                        Common Stock          Paid-in      Retained        Treasury Stock
                                     Shares      Amount       Capital      Earnings     Shares      Amount       Total

Balance, July 31, 1994               5,355,158   $53,552    $3,918,256   $18,729,886  (139,391)   $(702,044)  $21,999,650

Net earnings                                --        --            --     1,032,271        --           --     1,032,271
Exercise of stock options                   --        --           187            --     1,334        6,737         6,924
Contributions to 401(K) Plan                --        --        (9,006)           --    12,711       64,063        55,057
Cancellation of restricted
   stock award                         (11,350)     (113)      (58,011)           --        --           --       (58,124)
Restricted stock awards  granted            --        --       (15,822)           --    29,300      147,672       131,850
                                     ---------    -------   ----------    ----------  --------    ---------    ----------
Balance, July 31, 1995               5,343,808    $53,439   $3,835,604   $19,762,157   (96,046)   $(483,572)  $23,167,628

Net loss                                    --         --           --    (4,492,809)       --           --    (4,492,809)
Contributions to 401(K) Plan                --         --      (67,487)           --    21,446      108,088        40,601
Cancellation of restricted
   stock award                         (24,539)      (245)    (105,055)           --        --           --      (105,300)
Deferred compensation expense               --         --       36,981            --        --           --        36,981
                                     ---------    -------   ----------    ----------  --------    ---------    ----------
Balance, July 31, 1996               5,319,269    $53,194   $3,700,043   $15,269,348   (74,600)   $(375,484)  $18,647,101

Net loss                                    --         --           --    (9,134,808)       --           --    (9,134,808)
Contributions to 401(K) Plan                --         --     (193,362)           --    48,721      245,554        52,192
Cancellation of restricted
  stock award                          (18,950)      (190)     (95,511)           --        --          --        (95,701)
Deferred compensation expense               --         --      140,156            --        --          --        140,156
                                     ---------    -------   ----------    ----------  --------    ---------    ----------
Balance, July 31, 1997               5,300,319    $53,004   $3,551,326    $6,134,540   (25,879)   $(129,930)   $9,608,940
                                     =========    =======   ==========    ==========  ========    =========    ==========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31,                              1997          1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                       $(9,134,808)   $(4,492,809)    $1,032,271

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Amortization of video rental inventory           541,833        704,003      1,176,621
Depreciation and amortization of property
  and equipment                                2,450,507      2,760,052      2,150,366
Amortization of preopening expenses               26,018        704,092        281,779
Loss on disposal of property and equipment     1,923,706        264,516          9,007
Gain on disposal of video rental inventory        (7,705)       (79,368)      (192,840)
Amortization of intangibles                       29,397         19,091         19,091
Deferred compensation expense                    140,156         36,981             --
Impariment of long-lived assets                1,500,000             --             --

Changes in assets and liabilities:
 (Increase) decrease in assets:
   Trade receivables                             101,395        429,264       (260,735)
   Income tax receivable                        (653,857)    (1,236,641)            --
   Inventories                                 5,074,764      4,760,914       (826,005)
   Prepaid expenses                              269,593       (276,370)      (729,319)
   Prepaid income taxes                               --        280,000       (193,000)
   Deferred tax asset                          2,122,384     (1,146,384)       360,000
   Other assets                                 (306,521)       (25,630)      (336,221)
  Increase (decrease) in liabilities:
   Accounts payable                            1,451,769         99,715     (2,089,607)
   Accrued expenses                              227,146       (448,834)       735,111
   Store closing reserve                      (2,209,289)     2,859,289             --
   Restructuring charge                               --       (251,203)      (480,952)
   Deferred income taxes                        (293,663)      (289,337)      (276,000)
                                              ----------     ----------     ----------
Net cash provided by operating activities      3,252,825      4,671,341        379,567
                                              ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of video rental inventory          (513,133)      (691,496)    (1,114,239)
   Disposition of video rental inventory          98,920        300,111        242,855
   Additions to property and equipment          (244,158)    (2,883,518)   (10,701,608)
   Disposition of property and equipment          17,290        460,549        632,005
                                              ----------     ----------     ----------
   Net cash (used in) investing activities      (641,081)    (2,814,354)   (10,940,987)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings                   82,346,812     32,924,426     36,500,000
   Repayments of borrowings and capital
    lease                                    (85,304,912)   (34,705,064)   (26,732,420)
   Exercise of stock options                          --             --          6,924
   Payment of debt issue costs                        --       (222,820)            --
                                              ----------     ----------     ----------
Net cash provided by (used in) financing
 activities                                   (2,958,100)    (2,003,458)     9,774,504
                                              ----------     ----------     ----------
Net (decrease) in cash and equivalents          (346,356)      (146,471)      (786,916)
Cash and equivalents at beginning of year        405,753        552,224      1,339,140
                                              ----------     ----------     ----------
 Cash and equivalents at end of year          $   59,397     $  405,753     $  552,224
                                              ==========     ==========     ==========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS AND BUSINESS RISKS
The Company is a specialty retailer in Florida and Puerto Rico of prerecorded music and video products and is also engaged in the rental of video tapes. This industry has experienced increased competition during the past few years, which coupled with other business related factors, has negatively impacted the Company's performance. The Company anticipates the competitive conditions will continue into the foreseeable future. The Company's return to profitable operations and continuity into the future is dependent upon various factors including improved sales and profit margins, reducing expenses, eliminating unprofitable stores, the competitive environment, its ability to meet its debt covenants, and the availability of capital resources necessary to conduct its business. Management believes that its cash flow from operations and availability under its existing credit agreements should be adequate to cover the Company's projected cash requirements during the year ending July 31, 1998. Operating results are, however, subject to various uncertainties and contingencies, many of which are beyond the Company's control. The Company's future profitability or the lack thereof, could have a substantial impact on its liquidity, its ability to meet its debt covenants, and the availability of capital resources necessary to conduct its business.

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

VIDEO RENTAL INVENTORY
The cost of video rental inventory is being amortized in proportion to the estimated rental income of the tapes without salvage value. All video rental tapes are amortized on an accelerated method over a period
of three years.   The cost and accumulated amortization of video tapes
which are sold or otherwise disposed are removed from their appropriate accounts and the resulting gain or loss is reflected in gross profit.

PREOPENING EXPENSES
The Company defers certain expenses incurred in connection with the opening of new stores. Such preopening expenses are included in prepaid expenses and are amortized over the twelve-month period following the opening of each store. Unamortized preopening expenses at July 31, 1997 and 1996 were $0 and $27,000, respectively.

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

ADVERTISING
The Company expenses advertising costs as incurred. Advertising expense was $1,737,479, $843,845 and $752,506 for the years ended July 31, 1997,
1996 and 1995.

EARNINGS (LOSS) PER SHARE
Earnings (loss) per share are computed based on net earnings (loss) for the year, divided by the weighted average number of common shares and equivalents outstanding during the respective years. Stock options have been included in the earnings per share computation for the year ended July 31, 1995. Stock options were antidilutive to the July 31, 1997 and July 31, 1996 calculations and were therefore excluded.

NEW ACCOUNTING PRONOUNCEMENTS ADOPTED
     SFAS NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF."
     Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less the cost to sell. The Company adopted SFAS No. 121 in fiscal 1997, (see Note E).

     SFAS NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION."
     SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro-forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from non-employees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. The Company has continued to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED
     ("SFAS") No. 128, "EARNINGS PER SHARE."
     SFAS No. 128, which supersedes Accounting Principles Board
     ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. When adopted, all prior-period earnings per share data are required to be restated. The Company believes SFAS No. 128 will not significantly alter previously reported earnings per share data.

     SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION."
     SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.


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

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments for which it was practicable to estimate that value:

  o The carrying amounts of cash and equivalents, receivables and accounts payable approximate fair value due to their short term nature; and

  o Discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of the long-term debt.

There were no significant differences as of July 31, 1997 and 1996 in the carrying value and fair value of financial instruments.


C / SUPPLEMENTAL CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION FOR THE YEARS ENDED JULY 31 IS AS FOLLOWS:

Cash paid during the year for:        1997         1996         1995

     Interest                      $ 749,512    $1,013,000    $ 378,000
     Income taxes                          0             0      700,000


SUPPLEMENTAL NONCASH FINANCING ACTIVITIES INFORMATION

The Company contributed approximately $52,000, $41,000 and $55,000 of treasury stock to the Company's 401(k) Plan during the year ended July 31, 1997, 1996 and 1995, respectively.

During the fiscal years ended July 31, 1997, 1996 and 1995 the Company canceled restricted stock awards totaling approximately $96,000, $105,000 and $58,000, respectively.

During fiscal 1997 and 1996 no restricted stock awards were granted. The Company granted 29,000 shares of treasury stock totaling approximately $132,000 as restricted stock awards during fiscal 1995.


D / VIDEO RENTAL TAPES:

The following comprise cost and accumulated amortization of video rental tapes at July 31:

                                             1997            1996

     Cost                               $ 1,751,132      $ 2,056,098
     Less accumulated amortization        1,381,398        1,566,449
                                         ----------       ----------
                                         $  369,734       $  489,649
                                         ==========       ==========

E / PROPERTY AND EQUIPMENT:

The following comprise property and equipment at July 31:

                                   Useful Lives      1997        1996
 Building                             31 years  $ 4,995,707  $ 4,991,505
 Equipment, furniture and fixtures   5-8 years    9,281,906   11,424,206
 Transportation equipment            2-5 years      141,981      131,089
 Signs                              1-10 years    1,155,341    1,857,114
 Leasehold improvements             1-31 years    5,088,367    8,053,107
                                                -----------  -----------
                                                 20,663,302   26,457,021
Less accumulated depreciation
 and amortization                                 9,506,278    9,742,056
                                                -----------  -----------
                                                $11,157,024  $16,714,965
                                                -----------  -----------

During fisal 1997, in accordance with Statement of Finacial Accounting Standards ("SFAS") No. 121, "Accounting For The Impairment Of Long-lived Assets and For Long-lived Assets To Be Disposed Of," the Company recorded an estimated write down of $1,500,000 based on projected future cash flows of certain stores.


F / LONG TERM DEBT:

In May 1996, the Company obtained a new 2 year credit agreement (the "Revolving Credit Facility"), which includes a $3,000,000 stand-by
letter of credit facility, both of  which expire in May 1998.   Under
the Company's new Revolving Credit Facility, it may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the Credit Agreement). A commitment fee of % of the unused portion is payable monthly. There were no borrowings under the stand-by letter of credit during fiscal 1997.

The Revolving Credit Facility and all of the Company's obligations in connection therewith are secured by a first-priority security interest in substantially all of the Company's assets, and the Company may not further pledge its assets without the prior approval of its lender. The Company is also required to meet certain monthly financial covenants, including, but not limited to minimum earnings, current ratio, fixed charge coverage and tangible net worth levels. In addition, the Company may not exceed certain capital expenditures and inventory cost levels.

The Revolving Credit Facility bears interest at a floating rate, adjusted monthly, equal to the Index Rate (as defined below) plus
2.875%. The "Index Rate" is the last month-end published rate for 30-day dealer-placed commercial paper sold through dealers by major corporations as published in the Money Rates section of THE WALL STREET JOURNAL. Accrued interest is payable monthly in arrears. The interest rate at July 31, 1997 was 8.445%.

The outstanding amount under the Revolving Credit Facility was approximately $6.7 million as of July 31, 1997 and an additional
$338,000 was available under the terms of the agreement.

On October 3, 1997, the Company obtained an extension to August 1, 1998
on the Revolving Credit Facility.   Under this extended credit facility
the lender waived any defaults or events of default which had previously arisen from violations of the original financial covenants. New financial covenants have been set for the term of the agreement.

Additionally, the lender entered into a Subordination and Intercreditor Agreement, which is effective through August 1, 1998, which allows the Company to borrow from another lender, up to an additional $1 million
above the existing Revolving Credit Facility.   This facility bears
interest at a floating rate, adjusted monthly, equal to the Prime Rate plus 8.25%.

The Agreements contain restrictions on the declaration and payment of dividends.


G / INCOME TAXES:

Components of income taxes for the years ended July 31, consist of the following:

                                 1997           1996         1995
    FEDERAL:
    Current                  $(1,989,581)    $(1,215,804)  $  463,000
    Deferred                   1,563,433      (1,170,120)      71,000
                             -----------     -----------   ----------
                                (426,148)     (2,385,924)     534,000
                             -----------     -----------   ----------

    STATE:
    Current                  $         0     $         0   $   79,000
    Deferred                     265,288        (265,601)      13,000
                             -----------     -----------   ----------
                                 265,288        (265,601)      92,000
                             -----------     -----------   ----------
                             $  (160,860)    $(2,651,525)  $  626,000
                             -----------     -----------   ----------

The difference between the expected federal income tax rate and the Company's effective tax rate for the years ended July 31, are as follows:

                                          1997        1996       1995

    Expected federal tax rate             34.0%       34.0%     (34.0)%
    State income tax, net of federal
     income tax effects                   (1.9)        3.1       (3.1)
    Change in valuation allowance        (42.1)         --         --
    Reversal of previously recorded
     deferred tax liabilities              5.8          --         --
    Other                                  5.9          --       (0.7)
                                         ------      ------     ------
                                           1.7%       37.1%     (37.8)%
                                         ------      ------     ------

The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax asset and liability on the accompanying balance sheet is as follows:

                                                   July 31, 1997
                                         ---------------------------------
                                          ASSETS   LIABILITIES     TOTAL
                                         --------   -----------    -------
  Accelerated depreciation on property
  and equipment for tax purposes         $ 14,961   $       --    $ 14,961
  Capitalization for tax purposes of
    inventory related costs               238,498           --     238,498
  Accrued return authorization reserve     42,568           --      42,568
  Store closing reserve                   297,461           --     297,461

  Accrued rent                             59,121           --      59,121
  Accrued vacation                         73,311           --      73,311
  Accrued insurance                         3,528           --       3,528
  Deferred compensation                    26,103           --      26,103
  Shrinkage reserve                        38,629           --      38,629
  Impairment of assets                    564,000           --     564,000
  Contributions                            10,749           --      10,749
  Preopening expenses                                  (15,872)    (15,872)
  Net operating loss carry forwards     2,562,969           --   2,562,969
                                       ----------   ----------  ----------
                                        3,931,898      (15,872)  3,916,026
  Valuation Allowance                  (3,931,898)      15,872  (3,916,026)
                                       ----------   ----------  ----------
                                       $        0   $        0  $        0
                                       ==========   ==========  ==========

                                                   July 31, 1996
                                        -----------------------------------
                                          ASSETS    LIABILITIES     TOTAL
                                        ---------   -----------   ---------
  Accelerated depreciation on property
   and equipment for tax purposes       $      --    $(283,538)   $(283,538)
  Capitalization for tax purposes of
  inventory related costs                 333,167           --      333,167
  Preopening expenses                          --      (10,125)     (10,125)
  Accrued return authorization reserve     95,194           --       95,194
  Store closing reserve                 1,075,101           --    1,075,101
  Accrued rent                            115,400           --      115,400
  Accrued vacation                         60,022           --       60,022
  Accrued insurance                        54,958           --       54,958
  Deferred compensation                    26,103           --       26,103
  State net operating loss carry forward  229,311           --      229,311
  Shrinkage reserve                       133,128           --      133,128
                                        ---------   -----------   ---------
                                       $2,122,384   $ (293,663)  $1,828,721
                                        ---------   -----------   ---------

In view of continuing losses from operations, the Company has recorded in fiscal 1997 a valuation allowance on deferred asset amounts which may not be recoverable through the future utiilization of operating losses.

The Company has received a $1,890,00 federal income tax refund in October 1997 for the fiscal year ending July 31, 1997.

The Company has available federal net operating loss carryforwards
totaling approximately $6,005,892 which expire in 2012.   In addition,
the Company has available state operating loss carryforwards totaling approximately $14,351,667 expiring in years 2011 and 2012.

H / PROFIT-SHARING PLAN:

The Company has a profit-sharing plan which includes a salary deferral provision under section 401(k) of the Internal Revenue Code. Participation in the plan is available to all full-time employees who are over 20 1/2 years old and have completed six months of continuous service. Contributions are determined annually by the Board of Directors. For the years ended July 31, 1997, 1996 and 1995 the Company provided approximately $66,000, $73,000 and $86,000 respectively, for
contribution to the 401(k) Plan.   Approximately $52,000, $41,000 and
$55,000 of the contribution was made in the Company's common stock for fiscal 1997, 1996 and 1995, respectively.


I / STOCKHOLDERS' EQUITY:

COMMON STOCK

During fiscal 1991, the Board of Directors authorized a common stock repurchase program of up to 300,000 shares of the Company's common stock. The Board of Directors authorized the purchase of an additional 300,000 shares of the Company's common stock during fiscal year 1993. During fiscal 1997 and 1996 no shares were purchased. In connection with contributions to the 401(k) Plan, grants of restricted stock awards and the exercise of stock options, 48,721, 21,446 and 43,345 shares were issued from treasury stock in 1997, 1996 and 1995, respectively. The remaining shares are included in treasury stock at July 31, 1997.

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

On December 10, 1996, the Shareholders approved the 1996 Non-Employee Directors Stock Option Plan. The Company reserved 150,000 shares under the Non-employee Directors Plan.

At July 31, 1997, the Company has two stock options plans, which are described above. The Company applies Accounting Principle Board ("APB") Opinion 25 and related interpretations in measuring compensation expense for its plans. Accordingly, no compensation has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per share would have been increased to the pro-forma amounts indicated below:

                                             1997         1996
Net loss
     As reported ...............     $ (9,134,808)   $ (4,492,809)
     Pro forma .................       (9,266,349)     (4,536,692)

Loss per share
     As reported ...............            (1.74)          (0.86)
     Pro forma .................            (1.76)          (0.86)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the grants:

                                                     1997        1996

Expected volatility ......................            61%         44%
Expected lives ...........................        5 years     3 years
Dividend yield ...........................             0%          0%
Risk free interest rate ..................   5.88 - 6.50%       5.11%

Transactions and other information relating to stock options granted are summarized as follows:

                                           Number of    Weighted Average
                                             Shares      Exercise Price
    Outstanding, July 31, 1994              294,520          $5.14
    Granted                                 119,000          $4.41
    Exercised                                (1,334)         $5.19
    Canceled                                (68,312)         $4.92
                                           ---------
    Outstanding, July 31, 1995              343,874          $4.93

    Granted                                 472,766          $1.21
    Canceled                               (130,135)         $4.80
                                           ---------
    Outstanding, July 31, 1996              686,505          $2.39
                                           ---------
    Granted                                 477,000          $0.78
    Canceled                               (286,910)         $2.28
                                           ---------
    Outstanding, July 31, 1997              876,595          $1.55
                                           ---------

The weighted average fair values of options granted during the years ended July 31, 1997 and 1996 were $.44 and $.85, respectively.

All stock options with the exception of those listed below were granted with option prices that were equal to market value at the date of grant. The term of the options granted may be no more than ten years from the effective date of grant. During fiscal 1992 and 1993, the Company extended the exercise period of the 1987 outstanding stock options from September 1992 to September 1994. On September 14, 1994, the Company's Board of Directors extended the current expiration dates on all outstanding stock options to a nine year term. At July 31, 1997, options to purchase 661,727 shares of common stock were exercisable.

During fiscal 1996, in connection with various consulting agreements, the Company granted 469,766 compensatory stock options which do not become effective until fiscal 1997. The options, granted at prices below the fair market value at the date of grant of $254,604, vest over the term of the agreements. Compensation expense is charged to earnings on a pro-rata basis over the life of the consulting agreements.

On September 30, 1994, the Board of Directors granted 29,300 shares of restricted stock to 86 management associates which vest as described
above.   At July 31, 1997, 5,500 shares remain outstanding after
cancellations.

The following table summarizes information about the option plans as of July 31, 1997:

                         Options Outstanding               Options Exercisable
                 ---------------------------------------  ----------------------
                              Weighted
                              Average           Weighted              Weighted
                              Remaining         Average               Average
Range of         Number       Contractual Life  Exercise  Number        Exercise
Exercise Prices  Outstanding  (in years)        Price     Exerciseable  Price
--------------   -----------  ----------------  --------  ------------  --------

 $     1.13        50,000         0.4            $ 1.13      50,000      1.13
  1.13-1.31       279,595         2.0              1.23     279,595      1.23
       4.50        16,000         2.2              4.50      16,000      4.50
       4.75        18,000         3.2              4.75      18,000      4.75
       1.00         2,000         3.4              1.00          --      1.00
       1.88        20,000         3.9              1.88       7,215      1.88
       4.50        18,000         4.3              4.50      18,000      4.50
       6.00        30,000         5.3              6.00      22,500      6.00
       5.00         5,000         6.2              5.00       3,750      5.00
       4.50        33,000         7.2              4.50      16,500      4.50
       3.00         1,000         7.9              3.00       1,000      3.00
       1.25         1,000         8.4              1.25       1,000      1.25
       1.00        36,000         9.4              1.00       7,000      1.00
       0.63       192,000         9.6              0.63     192,000      0.63
       0.69       175,000         9.9              0.69      29,167      0.69
       ----       -------        ----            ------     -------    ------
$0.63-$6.00       876,595         5.9            $ 1.49     661,727    $ 1.55
===========       =======        ====            ======     =======    ======

J / COMMITMENTS:

The Company leases certain facilities and equipment under noncancellable operating leases which expire at various dates through fiscal 2010. Future minimum lease payments under leases that have terms in excess of one year are:

1998 .............................................    $   6,211,187
1999 .............................................        5,723,885
2000 .............................................        4,961,589
2001 .............................................        3,851,757
2002 .............................................        3,167,831
Thereafter .......................................        8,770,767
                                                       ------------
                                                       $ 32,687,016
                                                       ============

Base rent expenses, including real estate taxes, insurance, and related common area repairs and maintenance, were approximately $8,400,000, $10,080,000 and $8,542,000 for each of the years ended July 31, 1997, 1996 and 1995, respectively. Some leases include contingent rent based on applying a specified percentage of sales in excess of a predetermined base. Such contingent rent expense was approximately $71,000, $118,000 and $383,000 in each of the years ended July 31, 1997, 1996 and 1995,
respectively.   Most leases contain renewal options.


K / RELATED-PARTY TRANSACTIONS:

The Company leases its store in Coral Gables, Florida from the Martin W. Spector Irrevocable Trust, certain of whose trustees and beneficiaries are officers and directors of the Company. Rental payments for each of the three years ended July 31, 1997, 1996 and 1995 were approximately $175,000, $163,000 and $154,000, respectively.

The Company also leases a store located in St. Petersburg, Florida, from the Lieff Family Trust and the Zacks Family Trust, whose trustees are officers and directors of the Company. Rental payments for each of the years ended July 31, 1997, 1996 and 1995 were approximately $169,000, $164,000 and $157,000, respectively.


L / STORE CLOSING AND RESTRUCTURING RESERVES

In fiscal 1997 and 1996, the Company adopted a plan as part of its response to industry conditions to close certain unprofitable store locations. In connection therewith, the following was charged to operations:

                                              1997       1996

Loss on disposal of assets                $431,000   $1,512,000
Lease expense                              467,000    1,300,000
Other                                           --      439,000
                                         ---------   ----------
                                         $ 898,000   $3,251,000
                                         =========   ==========

These charges are based on a series of estimates and final actual results could vary from these estimates, depending on certain factors.

Additionally, in fiscal 1997, the Company recorded a $215,000 restructuring charge primarily for severance associated with eliminated positions.


M / QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Summarized quarterly financial results for fiscal 1997 and 1996, are as follows:

                                        (In thousands, except per share)

                                                  Weighted
                                          Net      Average  Net Earnings
                            Gross    Earnings       Shares    (Loss) Per
                Revenues   Profit      (Loss)  Outstanding  Common Share
1997:
First quarter    $15,789   $5,414    $  (821)       5,247      $(0.16)
Second quarter    21,461    7,167       (370)       5,242       (0.07)
Third quarter     16,510    5,459     (2,057)       5,254       (0.39)
Fourth quarter    14,776    4,218     (5,886)       5,252       (1.12)

1996:
First quarter    $17,973   $6,001    $(1,005)       5,248      $(0.19)
Second quarter    24,979    8,484        424        5,364        0.08
Third quarter     17,929    6,012       (812)       5,449       (0.15)
Fourth quarter    16,651    5,593     (3,100)       5,246       (0.59)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.


                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the directors of the Company set forth under the caption "Election of Directors" in the definitive Proxy Statement of the Company for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") is incorporated herein by reference.

     Information concerning the executive officers of the Company is included in Part I herein under the caption "Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth in the 1997 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors -
Compensation of Directors" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Transactions with Management and Others" in the 1997 Proxy Statement is incorporated herein by reference.

                                 PART IV


ITEM 14.  EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a) 1.   Financial Statements.

The following consolidated financial statements of the Company are included herein:
                                                                    Page
                                                                    ----

  Independent Auditors' Report                                       20

  Consolidated Balance Sheets as of July 31, 1997 and 1996           21

  Consolidated Statements of Operations for each of the years
  in the three year period ended July 31, 1997                       22

  Consolidated Statements of Changes in Stockholders' Equity
  for each of the years in the three year period ended
  July 31, 1997                                                       23

  Consolidated Statements of Cash Flows for each of the years
  in the three year period ended July 31, 1997                        24

  Notes to Consolidated Financial Statements                          25


(a) 2.  Financial Statement Schedules.

     No schedules required.


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

*10.7 Spec's Music, Inc. 1993 Incentive Stock Plan (Exhibit 10.7 to 1994 Form 10-K).

*10.8 Spec's Music, Inc. 1993 Non-Employee Directors Stock Option Plan (Exhibit 10.8 to 1994 Form 10-K).

*10.10 Master Equipment Lease Agreement dated October 18, 1994 between the Company and AT&T Capital Corporation (Exhibit
       10.10 to 1995 Form 10-K).

*10.14 Credit Agreement Dated as of May 22, 1996 between Spec's
       Music, Inc. As Borrower and GENERAL ELECTRIC CAPITAL
       CORPORATION as Lender (Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 1996).

*10.15 Business Lease, effective as of March 1, 1996, between the
       Martin W. Spector Irrevocable Trust and the Company (Exhibit
       10.15 to 1996 Form 10-K).

 10.16 First Modification of Credit Agreement, dated October 3,
       1997 between Spec's Music, Inc. as Borrower and GENERAL
       ELECTRIC CAPITAL CORPORATION as Lender.

 10.17 Credit Agreement as of October 3, 1997 between Spec's Music, Inc. as Borrower and MUSIC FUNDING I, LLC, as lender.

* 21   Subsidiaries of the Company (Exhibit 22 to 1988 Form 10-K No.
       0-14323).

  23   Consent of Independent Auditors relating to Registration
       Statement on Form S-8 No. 33-16778.

  24   Power of Attorney - see signature page of this report.

**27   Financial Data Schedule.


                          ---------------------


*    Incorporated by reference to indicated filings.

**   Included only in electronic filing.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 1997. The registrant and each person whose signature appears below hereby authorizes and appoints Ann
S. Lieff as attorney-in-fact to sign and file on behalf of the regis-trant and each such person, in each capacity below, any and all amend-ments to this report.

                                    SPEC'S MUSIC, INC.




                                    By:     /s/  Ann S. Lieff
                                       ---------------------------------
                                       Ann S. Lieff, President and Chief
                                       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 CAPACITY                           DATE



/s/     Ann S. Lieff        President, Chief Executive       October 28, 1997
-------------------------   Officer and Director
   Ann S. Lieff            (Principal Executive Officer)


/s/     Donald A. Molta     Vice President and Chief          October 28, 1997
-------------------------   Financial Officer (Principal
   Donald A. Molta          Financial and Accounting Officer)


/s/     Arthur H. Hertz     Director                          October 28, 1997
-------------------------
   Arthur H. Hertz


/s/    Richard J. Lampen    Director                          October 28, 1997
-------------------------
   Richard J. Lampen


/s/    Martin W. Spector    Director                          October 28, 1997
-------------------------
   Martin W. Spector


/s/    Rosalind S. Zacks    Director                          October 28, 1997
-------------------------
   Rosalind S. Zacks