Form 10-Q
period 1997-10-31
SPECS MUSIC INC
filed 1997-11-26
CIK 777277

------------------------------------------------------------------------

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______ TO ________


                     Commission File Number 0-14323

                            SPEC'S MUSIC, INC.
         (Exact name of registrant as specified in its charter)

                 FLORIDA                          59-1362127
     ------------------------------            -------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

                            1666 N.W. 82nd Avenue
                            Miami, Florida  33126
      (Address of principal executive offices, including zip code)

                              (305) 592-7288
          (Registrant's telephone number, including area code)

                  SHARES OF COMMON STOCK OUTSTANDING
                AS OF NOVEMBER 10, 1997:    5,295,669

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

------------------------------------------------------------------------

                           SPEC'S MUSIC, INC.

                               FORM 10-Q

                           TABLE OF CONTENTS



                                 PART I.

                         FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED CONDENSED BALANCE SHEETS ..................  3

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS ........  4

          CONSOLIDATED CONDENSED STATEMENTS OF
            CASH FLOWS ...........................................  5

          NOTES TO CONSOLIDATED CONDENSED
            FINANCIAL STATEMENTS .................................  6-8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS ........................................  9-11



                                PART II.

                           OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ....................... 12


PART I
ITEM 1.  FINANCIAL STATEMENTS

                   SPEC'S MUSIC, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 October 31,         July 31,
                                                    1997              1997
ASSETS                                           ----------        ----------
                                                 (Unaudited)
CURRENT ASSETS:
Cash and equivalents                             $   737,555      $    59,397
Trade receivables                                    450,926          192,286
Income tax receivable                                     --        1,890,498
Inventories                                       17,090,686       14,629,312
Prepaid expenses                                     347,988          294,373
                                                  ----------       ----------
   Total current assets                          $18,627,155      $17,065,866

Video rental inventory, net                          355,099          369,734
Property and equipment, net                       10,747,379       11,157,024
Other assets                                         660,510          659,911
                                                  ----------       ----------
   Total assets                                  $30,390,143      $29,252,535
                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturity of long-term debt               $ 7,625,144      $        --
Accounts payable                                  11,567,444        9,860,269
Accrued expenses                                   2,186,979        2,437,332
Store closing reserve                                330,000          650,000
                                                  ----------       ----------
   Total current liabilities                      21,709,567       12,947,601
                                                  ----------       ----------
Long-term debt                                            --        6,695,994

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
  shares authorized; 5,300,319 and 5,300,319
  shares issued at October 1997 and
  July 1997, respectively                             53,004           53,004
Additional paid-in capital                         3,556,353        3,551,326
Retained earnings                                  5,205,594        6,134,540
Less 26,761 and 25,879 shares in treasury at
  October 1997 and July 1997, respectively,
  at cost                                           (134,375)        (129,930)
                                                  ----------       ----------
   Total stockholders' equity                      8,680,576        9,608,940
                                                  ----------       ----------
Total liabilities and stockholders' equity       $30,390,143      $29,252,535
                                                  ==========       ==========

See Notes to Consolidated Condensed Financial Statements.

                        SPEC'S MUSIC, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                       1997               1996
                                                   ----------         ----------
Product sales                                    $ 14,013,921       $ 15,503,958
Video rentals                                         169,759            285,042
                                                   ----------         ----------
TOTAL REVENUES                                     14,183,680         15,789,000

Cost of goods sold - sales                          9,275,096         10,244,308
Cost of goods sold - rental                            91,912            130,944
                                                   ----------         ----------
TOTAL COST OF SALES                                 9,367,008         10,375,252
                                                   ----------         ----------
GROSS PROFIT                                        4,816,672          5,413,748

Store operating, general and
administrative expenses                             5,523,914          6,446,264
                                                   ----------         ----------
Operating loss                                       (707,242)        (1,032,516)

Other expenses, net                                  (221,704)          (270,732)
                                                   ----------         ----------
Loss before income taxes                             (928,946)        (1,303,248)

Benefit for income taxes                                   --           (482,000)
                                                   ----------         ----------

  NET LOSS                                        $  (928,946)       $  (821,248)
                                                   ----------         ----------
LOSS PER SHARE                                    $      (.18)       $      (.16)
                                                   ----------         ----------
Weighted average number of common
  shares outstanding                                5,271,108          5,247,583
                                                   ----------         ----------


See notes to Consolidated Condensed Financial Statements.

                      SPEC'S MUSIC, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                                              1997            1996
                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                ($ 928,946)     ($ 821,248)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
 Amortization of video rental inventory                       88,942         127,652
 Depreciation and amortization of property and equipment     501,996         641,024
 Amortization of preopening expenses                              --          26,018
 Loss on disposal of property and equipment                       --          24,141
 Deferred compensation expense                                    --          21,217

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 (Increase) decrease in assets:
   Trade receivables                                        (258,640)        119,379
   Income tax receivable                                   1,890,498              --
   Inventories                                            (2,461,374)       (493,785)
   Prepaid expenses                                          (53,615)       (267,566)
   Other assets                                              (22,191)        (29,151)
   Deferred tax asset                                             --        (482,000)

 Increase (decrease) in liabilities:
   Accounts payable                                        1,707,175       1,514,847
   Accrued expenses                                         (249,771)       (102,308)
   Store closing reserve                                    (320,000)       (507,573)
                                                          ----------      ----------
Net cash used in operating activities                       (105,926)       (229,353)
                                                          ----------      ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchases of video rental inventory                       (74,307)       (139,943)
   Additions to property and equipment                       (70,759)        (28,457)
   Disposition of property and equipment                          --         145,508
                                                          ----------      ----------
Net cash used in investing activities                       (145,066)        (22,892)
                                                          ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                               23,264,750      20,145,267
   Repayments of borrowings                              (22,335,600)    (20,233,172)
                                                          ----------      ----------
Net cash provided by (used in) financing activities          929,150         (87,905)
                                                          ----------      ----------
   Net increase (decrease) in cash                           678,158        (340,150)
   Cash at beginning of period                                59,397         405,753
                                                          ----------      ----------
   Cash at end of period                                  $  737,555      $   65,603
                                                          ==========      ==========

See Notes to Consolidated Condensed Financial Statements.

                       SPEC'S MUSIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   The accompanying consolidated condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

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

   The results of operations for the three month period ended October 31, 1997 are not necessarily indicative of the operating results for the full fiscal year. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2. LONG TERM DEBT

   In May 1996, the Company obtained a new 2 year credit agreement (the "Revolving Credit Facility"), which includes a $3,000,000 stand-by letter of credit facility, both of which expire in May 1998. Under the Company's new Revolving Credit Facility, it may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the "Revolving Credit Facility"). A commitment fee of 3/8% of the unused portion is payable monthly. There were no borrowings under the stand-by letter of credit during the first quarter of fiscal 1998.

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

   The Revolving Credit Facility bears interest at a floating rate, adjusted monthly, equal to the Index Rate (as defined below) plus 2.875%. The "Index Rate" is the last month-end published rate for 30-day dealer-placed commercial paper sold through dealers by major corporations as published in the Money Rates section of the Wall Street Journal. Accrued interest is payable monthly in arrears. The interest rate at October 31, 1997 was 8.405%. The outstanding amount under the Revolving Credit Facility was approximately $7.1 million as of October 31, 1997 and an additional $2.4 million was available under the terms of the agreement.

   On October 3, 1997, the Company obtained an extension to August 1, 1998 on
   the Revolving Credit Facility.   Under this extended credit facility the
   lender waived any defaults or events of default which had previously arisen from violations of the original financial covenants. New financial covenants have been set for the term of the agreement.

   Additionally, the lender entered into a Subordination and Intercreditor Agreement, which is effective through August 1, 1998, which allows the Company to borrow from another lender, up to an additional $1 million above the existing Revolving Credit Facility. This facility bears interest at a floating rate, adjusted monthly, equal to the Prime Rate plus 8.25%. The outstanding balance under the Subordination and Intercreditor Agreement was $.5 million as of October 31, 1997 and an additional $.5 million was available under the terms of the Agreement.

   The Agreements contain restrictions on the declaration and payment of dividends.

3. STATEMENT OF CASH FLOWS INFORMATION

   The following is supplemental disclosure of cash flow information:

                                                           Three months ended
                                                                October 31,
                                                        -------------------------
                                                            1997            1996
                                                         --------        --------
            Interest paid                               $ 169,805       $ 209,652
            Income tax paid                                   -0-             -0-


   Supplemental noncash financing activities information:

   During the three months ended October 31, 1997, no Restricted Stock Awards were granted and no awards were canceled. During the three months ended October 31, 1996, no Restricted Stock Awards were granted and $5,325 were canceled.

   The Company contributed $9,855 and $14,615 in common stock to the Company's 401(k) Plan during the three months ended October 31, 1997 and 1996, respectively. During the three months ended October 31, 1997, the Company's 401(k) Plan refunded $9,272 in common stock back to the Company.

4. LOSS PER SHARE

   Loss per share is computed based on losses for each period, divided by the weighted average number of common shares and equivalents outstanding during each period. Stock options have been excluded from the loss per share computations for both years as they were antidilutive to the calculation.

5. NEW ACCOUNTING PRONOUNCEMENTS

   In February 1997, Statement of Financial Accounting Standards ("SFAS") No.
   128, "Earnings Per Share," was issued.   SFAS No. 128, which supersedes
   Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. When adopted, all prior-period earnings per share data are required to be restated. For the period ended October 31, 1997 and 1996, diluted earnings per share, as computed under SFAS No. 128, would be the same as fully diluted earnings per share shown on the accompanying Consolidated Condensed Statements of Operations.

   In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating seg-ments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

6. STORE CLOSING RESERVE

   As a result of the planned closing of store locations, the Company has recorded store closing reserves representing lease termination costs, write-down of assets, rent expense, and other miscellaneous expenses. As of October 31, 1997, all planned closings were completed and the reserve balance represents the remaining obligations persuant to such closings.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

REVENUES

Total revenues decreased by $1,605,000 or 10.2% during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. As of October 31, 1997, the Company operated two fewer stores than in the first fiscal quarter of 1997. On a same-store basis (stores open for more than one year), revenues decreased by 3.0% from last year.

Revenues from product sales decreased by 9.6% for the Company as a whole and decreased by 3.2% on a same-store basis. Revenues declined because the Company operated two fewer stores than in the first quarter of fiscal 1997. Same-store revenues declined primarily because of certain stores directly competing with non-traditional music retailers, which often sell compact discs near or at cost.

Video rental revenue decreased by 40.4% for the Company as a whole and by 41.6% on a same-store basis as compared to the first quarter in fiscal 1997. The Company maintains video rental departments in limited stores based on customer demand and has not aggressively promoted this business. Since the first quarter of fiscal 1997, the Company closed one video rental department.

The Company plans to continue to review and adjust its prices and focus its marketing and advertising campaign to differentiate itself from price oriented mass merchants and discount electronics stores. Nevertheless, the Company is likely to continue to experience revenue declines due to the planned closure of additional under-performing stores in fiscal 1998.

GROSS PROFIT

Gross profits from product sales, which are net of product management and distribution costs, were 33.8% and 33.9% during the first quarters of fiscal 1998 and 1997, respectively.

Gross profits from video rentals were 45.9% and 54.1% during the first quarters of fiscal 1998 and 1997, respectively. Some fluctuation in gross profit margins may be expected due to the fixed nature of the video rental inventory being amortized on an accelerated method over a three year period.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

Total gross profits were 34.0% and 34.3% of revenue during the first quarters of fiscal 1998 and 1997, respectively. The Company expects gross proft, as a percentage of revenues, to increase as a result of better buying practices combined with an improvement in product mix. Some fluctuation in gross profit margins may be expected due in part to the many factors that affect the Company's purchases for sale and in part to the Company's promotional strategies.

STORE OPERATING GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 38.9% and 40.8% during the first quarters of fiscal 1998 and 1997, respectively. Store labor, occupancy and depreciation costs decreased primarily because of the closing of under performing stores. As of the 1998 first fiscal quarter ended October 31, 1997, the Company operated two fewer stores than in the first fiscal quarter of 1997.

INTEREST EXPENSE AND OTHER INCOME

The Company incurred interest expense of $232,000 and $246,000 during the first quarters of fiscal 1998 and 1997, respectively. The decrease is due to lower average borrowing for the fiscal 1998 quarter.

INCOME TAXES

The effective income tax rate, as a percentage of loss before income taxes, was 0.0% and 37.0% during the first quarters of fiscal 1998 and 1997, respectively. The first quarter fiscal 1998 net losses do not include any income tax credits, due to the Company not recognizing income tax benefits applicable to net operating loss carry forwards. A $482,000 income tax benefit was recorded in the first quarter of fiscal 1997.

NET LOSS

During the first quarter of fiscal 1998, the Company incurred a loss of ($929,000) or ($.18) per share, compared to a loss of ($821,000) or ($.16) per share, during the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1997, the Company's working capital deficit was ($3.1) million compared to working capital of $4.1 million at July 31, 1997. The decrease in working capital at October 31, 1997 was primarily the result of the reclassification of long term debt to current debt. Such reclassification occured because the Company's Revolving Credit Agreement matures less than one year after the end of the first quarter of fiscal 1998.

Cash flows from operating activities used $106,000 in the first quarter of fiscal 1998, compared to using $229,000 in fiscal 1997.

Cash flow used in investing activities increased from $23,000 in the first quarter of fiscal 1997 to $145,000 in the first quarter of fiscal 1998. The primary reason for the change in cash flows from investing activities relate to the disposition of property and equipment in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1998.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

At October 31, 1997, the Company had a $15 million secured Revolving Credit Agreement, expiring August 1, 1998, which includes a $3,000,000 stand-by letter of credit facility. Under the Revolving Credit Agreement, the Company may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the credit agreement). The outstanding amount under the Revolving Credit Facility was $7,125,000 as of October 31, 1997 and an additional $2,417,000 was available under the terms of the Agreement. There were no borrowings under the stand-by letter of credit during the first quarter of fiscal 1998.

In addition, the lender entered into a Subordination and Intercreditor Agreement, which is effective through August 1, 1998, which allows the Company to borrow from another lender, up to an additional $1 million above the existing Revolving Credit Facility. At October 31, 1997, the Company had an outstanding balance under the Subordination and Intercreditor Agreement of $500,000 and an additional $500,000 was available under the terms of the Agreement.

The Company is a specialty retailer in Florida and Puerto Rico of prerecorded music and video products and is also engaged in the rental of video tapes. The industry has experienced increased competition during the past few years, which coupled with other business related factors, has negatively impacted the Company's performance. The Company anticipates the competitive conditions will continue into the foreseeable future. The Company's return to profitable operations and continuity into the future is dependent upon various factors including improving sales and profit margins, reducing expenses, and eliminating unprofitable stores. Management believes that its cash flow from operations and availability under its existing credit agreement should be adequate to cover the Company's projected cash requirements during the year ending July 31, 1998. Operating results are however, subject to various uncertainties and contingencies, many of which are beyond the Company's control. The Company's future profitability or the lack thereof, could have a substantial impact on its liquidity, its ability to meet its debt covenants, and its availability of capital resources necessary to conduct its business.

                            PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits.

     (a)  27.  Financial Data Schedule (Exhibit only to electronic filing).

     (b)  Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended October 31, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   SPEC'S MUSIC, INC.
                                         ---------------------------------------
                                                      (Registrant)




  November 25,  1997                     /s/   Ann S. Lieff
-------------------------              -----------------------------------------
       Date                             ANN S. LIEFF
                                        President and Chief Executive
                                        Officer  (Principal Executive Officer)



  November 25,  1997                     /s/   Donald A. Molta
-------------------------              -----------------------------------------
       Date                             DONALD A. MOLTA
                                        Vice President and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)