Form 10-Q
period 1998-01-31
SPECS MUSIC INC
filed 1998-03-11
CIK 777277

------------------------------------------------------------------------

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                             FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                   OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO _________


                  Commission File Number 0-14323

                       SPEC'S MUSIC, INC.
     (Exact name of registrant as specified in its charter)

            FLORIDA                           59-1362127
-------------------------------         ----------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)


                        1666 N.W. 82nd Avenue
                        Miami, Florida  33126
    (Address of principal executive offices, including zip code)


                          (305) 592-7288
           (Registrant's telephone number, including area code)

                  SHARES OF COMMON STOCK OUTSTANDING
                  AS OF FEBRUARY 25, 1998:    5,295,669

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



------------------------------------------------------------------------

                          SPEC'S MUSIC, INC.

                             FORM 10-Q

                          TABLE OF CONTENTS



                               PART I.

                       FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED CONDENSED BALANCE SHEETS..................3

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS........4

            CONSOLIDATED CONDENSED STATEMENTS OF
              CASH FLOWS...........................................5

            NOTES TO CONSOLIDATED CONDENSED
              FINANCIAL STATEMENTS.................................6-8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS........................................9-13



                              PART II.

                         OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....14


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.......................15


PART I.
ITEM 1.  FINANCIAL STATEMENTS

                     SPEC'S MUSIC, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                            January 31,      July 31,
Assets                                         1998            1997
                                            -----------    ---------
                                            (Unaudited)
CURRENT ASSETS:
Cash and equivalents                       $   306,947     $    59,397
Trade receivables                              732,498         192,286
Income tax receivable                               --       1,890,498
Inventories                                 15,777,075      14,629,312
Prepaid expenses                               349,160         294,373
                                            ----------      ----------

   Total current assets                     17,165,680      17,065,866

Video rental inventory, net                    344,588         369,734
Property and equipment, net                 10,314,194      11,157,024
Other assets                                   542,248         659,911
                                            ----------      ----------

   Total assets                            $28,366,710    $ 29,252,535
                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturity of long-term debt         $ 6,359,189    $         --
Accounts payable                             9,814,802       9,860,269
Accrued expenses                             2,291,574       2,437,332
Store closing reserve                               --         650,000
                                            ----------     -----------

   Total current liabilities                18,465,565      12,947,601
                                            ----------      ----------

Long-term debt                                      --       6,695,994

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
  shares authorized; 5,300,319 and 5,300,319
  shares issued at January 1998 and
  July 1997, respectively                       53,004          53,004
Additional paid-in capital                   3,493,862       3,551,326
Retained earnings                            6,417,812       6,134,540
Less 12,705 and 25,879 shares in treasury
  at January 1998 and July 1997,
  respectively, at cost                        (63,533)       (129,930)
                                             ---------       ----------

Total stockholders' equity                   9,901,145       9,608,940
                                             ---------       ----------
Total liabilities and
  stockholders' equity                     $28,366,710     $29,252,535
                                            ==========      ==========


See Notes to Consolidated Condensed Financial Statements.

                         SPEC'S MUSIC, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                   Three Months Ended             Six Months Ended
                                       January 31,                   January 31,

                                     1998           1997            1998           1997
                                   ---------      ---------      ---------      ---------
Product sales                    $ 20,576,214   $ 21,179,412   $ 34,590,135   $ 36,683,370

Video rentals                         166,786        281,827        336,545        566,869
                                   ----------     ----------     ----------     ----------
TOTAL REVENUES                     20,743,000     21,461,239     34,926,680     37,250,239
                                   ----------     ----------     ----------     ----------

Cost of goods sold - sales         13,416,007     14,153,713     22,691,103     24,398,021

Cost of goods sold - rental            74,824        140,529        166,736        271,473
                                   ----------     ----------     ----------     ----------
TOTAL COST OF SALES                13,490,831     14,294,242     22,857,839     24,669,494
                                   ----------     ----------     ----------     ----------
GROSS PROFIT                        7,252,169      7,166,997     12,068,841     12,580,745

Store operating, general and
  administrative expenses           5,805,951      7,037,436     11,329,865     13,483,700

Restructuring charge                       --        250,000             --        250,000

Store closing expenses                     --        269,569             --        269,569
                                   ----------     -----------     ----------     ----------
Operating income (loss)             1,446,218       (390,008)       738,976     (1,422,524)

Other expense, net                   (234,000)      (204,041)      (455,704)      (474,773)
                                   ----------     ----------     ----------     ----------

Earnings (loss) before income taxes 1,212,218       (594,049)        283,272    (1,897,297)

Benefit for income taxes                   --       (223,646)             --      (705,646)
                                   ----------     ----------      ----------     ---------
     NET EARNINGS (LOSS)          $ 1,212,218  $    (370,403)   $    283,272   $(1,191,651)
                                   ----------     ----------      ----------     ---------


BASIC EARNINGS(LOSS) PER SHARE    $       .23  $        (.07)   $        .05   $      (.23)
                                   ----------     ----------      ----------     ----------

DILUTED EARNINGS (LOSS) PER SHARE $       .22  $        (.07)   $        .05   $      (.23)
                                   ----------    -----------      ----------     ----------
Weighted average number of common
  shares outstanding - basic        5,275,000      5,242,000       5,273,000      5,245,000
                                   ----------    -----------      ----------     ----------
Weighted average number of common
  shares outstanding - diluted      5,445,000      5,242,000       5,417,000      5,245,000
                                   ----------    -----------      ----------     ----------

See Notes to Consolidated Condensed Financial Statements.

<CAPTIONS>

                   SPEC'S MUSIC, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
                             (UNAUDITED)


                                              1998             1997
                                            ---------         ---------

Cash flows from operating activities:
  Net earnings (loss)                     $    283,272      $(1,191,651)

Adjustments to reconcile net earnings
(loss)to net cash provided by
operating activities:
  Depreciation and amortization of
    property and equipment                    975,379        1,258,019
  Amortization of video rental inventory      163,387          269,439
  Loss on disposal of property and equipment       --          269,569
  Deferred compensation expense                    --           42,434
  Amortization of preopening expenses              --           28,294
  Amortization of intangibles                  75,144               --
(Increase) decrease in assets:
  Receivables                                (540,212)         (33,185)
  Income tax receivable                     1,890,498               --
  Inventories                              (1,147,763)         391,819
  Prepaid expenses                            (54,787)        (675,640)
  Other assets                                 42,519          (11,170)
  Deferred tax asset                               --         (705,646)

Increase (decrease) in liabilities:
  Accounts payable                           (45,467)        2,382,013
  Accrued expenses                          (136,825)          455,713
  Store closing reserve                     (650,000)         (752,356)
                                          -----------       -----------

Net cash provided by operating activities    855,145         1,727,652
                                          -----------       -----------
Cash flows provided by
  (used in) investing activities:
  Purchases of video rental inventory       (138,241)         (263,109)
  Additions to property and equipment       (132,549)         (162,425)
  Disposition of property and equipment           --           145,390
                                          -----------       -----------

Net cash used in investing activities       (270,790)         (280,144)
                                          -----------       -----------
Cash flows provided by (used in)
  financing activities:
  Proceeds from borrowings                47,352,859        44,710,844
  Repayment of borrowings                (47,689,664)      (46,168,734)
                                          -----------       -----------
Net cash used in financing activities       (336,805)       (1,457,890)
                                          -----------       -----------

  Net (decrease) increase in cash            247,550           (10,382)
  Cash at beginning of period                 59,397           405,753
                                          -----------       -----------
  Cash at end of period                 $    306,947       $   395,371
                                          ==========        ===========

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

    The consolidated condensed financial statements were prepared from the books and records of the Company without audit or verification.
    In the opinion of management, all adjustments which are of a normal recurring nature and necessary to present fairly the financial position, results of operations and cash flows for all the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

    The results of operations for the six month period ended January 31, 1998 are not necessarily indicative of the operating results for the full fiscal year. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2.  Current Maturity of Long-Term Debt

    In May 1996, the Company obtained a new two year credit agreement
    (the "Revolving Credit Facility"), which includes a $3,000,000 stand-by letter of credit facility, both expiring in May 1998.
    Under the Company's new Revolving Credit Facility, it may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the "Revolving Credit Facility").
    A commitment fee of 3/8% of the unused portion is payable monthly.
    There were no borrowings under the stand-by letter of credit during the first six months of fiscal 1998.

    The Revolving Credit Facility and all of the Company's obligations in connection therewith are secured by a first-priority security interest in substantially all of the Company's assets, and the Company may not further pledge its assets without the prior approval of its lender. The Company is also required to meet certain monthly financial covenants, including but not limited to minimum earnings, current ratio, fixed charge coverage and tangible net worth levels.
    In addition, the Company may not exceed certain capital expenditures and inventory cost levels. The Company received a waiver of non compliance and an amendment which revised a financial covenant for the second quarter ending January 31, 1998.

    The Revolving Credit Facility bears interest at a floating rate, adjusted monthly, equal to the Index Rate (as defined below) plus
    2.875%. The "Index Rate" is the last month-end published rate for 30-day dealer-placed commercial paper sold through dealers by major corporations as published in the Money Rates section of the Wall
    Street Journal.  Accrued interest is payable monthly in arrears.
    The interest rate at January 31, 1998 was 8.375%.

    The outstanding principal amount under the Revolving Credit Facility was approximately $5.9 million as of January 31, 1998, and an additional $2.6 million was available under the terms of the agreement.

    On October 3, 1997, the Company obtained an extension to August 1,
    1998 on the Revolving Credit Facility. Under this extended credit facility the lender waived any defaults or events of default which had previously arisen from violations of the original financial covenants. New financial covenants have been set for the term of the agreement.
                                 -6-



NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, Cont'd.

    Additionally, the lender entered into a Subordination and Intercreditor Agreement, which is effective through August 1, 1998, which allows the Company to borrow from another lender, up to an additional $1 million above the existing Revolving Credit Facility.
    This facility bears interest at a floating rate, adjusted monthly, equal to the Prime Rate plus 8.25%. Accrued interest is payable monthly in arrears. The interest rate at January 31, 1998, was 16.75%. The outstanding balance under the Subordination and Intercreditor Agreement was $.5 million as of January 31, 1998 and an additional $.5 million was available under the terms of the Agreement.

    The Agreements contain restrictions on the declaration and payment of dividends.

3.  Statement of Cash Flows Information

    The following is supplemental disclosure of cash flow information:


                                                Six months ended
                                                    January 31,
                                                -----------------

                                               1998         1997
                                              ------       ------
           Interest paid                  $ 345,964     $ 405,652
           Income tax paid                      -0-           -0-

    Supplemental noncash financing activities information:

    During the six months ended January 31, 1998, no Restricted Stock Awards were granted and all awards have lapsed. During the six months ended January 31, 1997, no Restricted Stock Awards were granted and $81,375 were canceled.


    The Company contributed $18,205 and $29,378 in common stock to the Company's 401(k) Plan during the six months ended January 31, 1998 and 1997, respectively. During the six months ended January 31, 1998, the Company's 401k Plan returned $9,272 in common stock to the Company.

4.  Earnings (loss) Per Share

    During the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options. Prior periods have been presented to conform to SFAS 128, however, as the Company had a net loss in the prior year comparable periods, basic and diluted loss per share are the same as the primary loss per share previously presented. The following table sets forth the computation of weighted average common shares outstanding.



                             Three Months Ended            Six Months Ended
                                January 31,                   January 31,
                             -------------------          -------------------
                             1998          1997           1998           1997
                             -----         -----          -----          -----
Net income (loss)
  available to
  shareholders          $ 1,212,218    $ (370,403)     $   283,272    $(1,191,651)
                        ===========    ===========     ===========    ============
Weighted average
  common shares
  outstanding-basic       5,275,000     5,242,000        5,273,000      5,245,000

Net effect of potential
  diluted securities        170,000            --          144,000             --
                        -----------    ----------        ---------    -----------

Weighted average common
  shares outstanding -
  diluted                 5,445,000     5,242,000        5,417,000      5,245,000

Earnings (loss)
  per share - basic     $       .23    $     (.07)     $       .05    $      (.23)
                        ===========    ===========     ===========    ============

Earnings (loss)
  per share - diluted   $       .22    $     (.07)     $       .05    $      (.23)
                        ===========    ===========     ===========    ============


    During the second quarter of fiscal 1998, 24,000 shares of common stock ranging in price from $.75 - .875 were granted and included in the computation of diluted EPS. For the second quarter of fiscal 1998, options of 350,000 shares of common stock ranging in price from $1.25 - $6.00 per share were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Options of 611,766 shares of common stock ranging in price from $1.125 - $6.00 per share for the six months ending January 31, 1998 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

5.  New Accounting Pronouncements

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

6.  Store Closing Reserve


    As a result of the planned closing of store locations, the Company has recorded store closing reserves representing lease termination costs, write-down of assets, rent expense, and other miscellaneous expenses. As of January 31,1998, all planned closings were completed.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

Revenues

Total revenues decreased by $718,239,  or 3.3% during the second quarter
of fiscal 1998 compared to the second quarter of fiscal 1997.   As of
the end of the second fiscal quarter ended January 31, 1998, the Company operated five fewer stores than in the second fiscal quarter of 1997.
On a same-store basis (stores open for more than one year), revenues decreased by 1.1% over last year.

Revenues from product sales decreased by 2.8% for the chain as a whole and increased by 0.1% on a same-store basis as compared to the second quarter of fiscal 1997. Same-store revenues remained relatively flat in part because of the excess of retailers selling specialty music in the Florida and Puerto Rico markets.
Video rental revenue decreased for the quarter by 40.8% for the Company as a whole and by 42.4% on a same-store basis as compared to the second quarter in fiscal 1997. The Company maintains video rental departments in limited stores based on customer demand and has not aggressively promoted this business. Since the second quarter of fiscal 1997, the Company closed one video rental department. The Company plans to close five video rental departments during the third quarter of fiscal 1998.

The Company plans to continue to review and adjust its prices and focus its marketing and advertising campaign to differentiate itself from price oriented mass merchants and discount electronics stores.
Nevertheless, the Company is likely to continue to experience revenue declines due to the closure of under-performing stores in fiscal 1998.

Gross Profit

Gross profits from product sales, which are net of product management and distribution costs, were 34.8% and 33.2% during the second quarters of fiscal 1998 and 1997, respectively. Gross profit, as a percentage of revenue, increased because of a decrease in promotional markdowns during the holiday season and better buying practices combined with an improvement in the product mix.

Gross profits from video rentals were 55.1% and 50.1% during the second quarters of fiscal 1998 and 1997, respectively. This fluctuation is largely due to the fixed nature of the video rental inventory being amortized on an accelerated method over a three year period.

Total gross profit was 35.0% and 33.4% of revenue during the second quarters of fiscal 1998 and 1997, respectively. The Company expects total gross profit, as a percentage of revenues to increase as a result of better buying practices combined with an improvement in the product mix. Some fluctuation in gross profit margins may be expected due in part to the many factors that affect the Company's purchases for sale and due in part to the Company's promotional strategies.

Store Operating, General and Administrative Expenses

Store operating, general and administrative expenses, as a percentage of revenue, were 28.0% and 32.8% during the second quarters of fiscal 1998
and 1997, respectively.   Store occupancy, depreciation costs and
general and administrative expenses, as a percentage of revenue, decreased due to the closing of under performing stores combined with
the savings results from cost reduction programs.   As of January 31,
1998, the Company operated five fewer stores than in the second fiscal quarter of 1997.

Restructuring Charge / Store Closing Expense

During the second quarter of fiscal 1997, the Company announced plans to restructure its business. A provision of $250,000 was recorded representing costs for severance, outplacement and other miscellaneous costs. There were no costs recorded for restructuring during the second quarter ending January 31, 1998.
In the second quarter of fiscal 1997, the Company closed one location and recorded a $269,569 charge associated with the write down of assets. During the second quarter ending January 31, 1998, no costs were recorded for store closings.

Other Income (Expense)

The Company incurred interest expenses of $250,000 and $234,000 during the second quarter of fiscal 1998 and 1997, respectively. The increase is due to the interest expense associated with the Subordination and Intercreditor Agreement combined with the higher amortization of deferred costs relating to the extension on the Revolving Credit
Facility.

Income Taxes

The effective income tax rate, as a percentage of earnings before income taxes, was 0.0% and 37.6% during the second quarter of fiscal 1998 and 1997, respectively. The second quarter fiscal 1998 net earnings do not include any income tax expense, due to the Company recognizing net operating loss carry forwards. A $224,000 income tax benefit was recorded in the second quarter of fiscal 1997.

Net Earnings (Loss)

During the second quarter of fiscal 1998, the Company had net earnings of $1,212,000 or $.22 per share compared to a loss of ($370,000) or $(.07) per share during the second quarter of fiscal 1997. Net earnings increased primarily because of an improvement in gross profit combined with a reduction in store operating and general and administrative expenses, as well as the non-recurrence of restructuring charges and store closing expenses.

SIX MONTHS ENDED JANUARY 31, 1998 AND 1997

Revenues

Total revenues decreased by $2,323,559 or 6.2%, in the first six months
of fiscal 1998, compared to the same period in fiscal 1997.   On a same-store
basis, revenues decreased by 1.9%, compared to the same period in 1997.

Revenues from product sales decreased by 5.7% for the chain as a whole and by 1.2% on a same-store basis during the first six months of fiscal 1998. This decrease is due in part to the Company operating five fewer stores than in the second quarter of fiscal 1997.

Video rental revenues decreased by 40.6% for the chain as a whole and by 42.0% on a same-store basis. The closing of one video rental department since the second quarter of fiscal 1997 and a lower demand for video rentals contributed to lower rental revenues. The Company plans to close five video rental departments during the third quarter of fiscal 1998.

Gross Profit

Gross profit from product sales, which is net of product management and distribution costs, was 34.4% and 33.5% during the first six months of fiscal 1998 and 1997, respectively. Gross profit, as a percentage of revenue, increased because of a decrease in promotional markdowns during the holiday season and better buying practices combined with an
improvement in the product mix.   Gross profit for video rentals was
50.5% and 52.1% during the first six months of fiscal 1998 and 1997, respectively. This fluctuation is largely due to the fixed nature of the video rental inventory being amortized on an accelerated method over a three year period.

Total gross profit was 34.6% and 33.8% of revenue during the first six months of fiscal 1998, and 1997, respectively. The increase in gross profit from product sales was partially offset by a decrease in gross profits from video rentals. Some fluctuation in gross profit margins may be expected due in part to the many factors that affect the Company's purchases for sale and in part to the Company's promotional strategies.

Store Operating, General and Administrative Expenses

Store operating, general and administrative expenses, as a percentage of revenue, were 32.4% and 36.2% during the first six months of fiscal 1998
and 1997, respectively.   Store occupancy, depreciation costs and
general and administrative expenses, as a percentage of revenue, decreased due to the closing of under performing stores combined with the savings results from cost reduction programs. As of January 31, 1998, the Company operated five fewer stores than in the second fiscal quarter of 1997.

Restructuring Charge / Store Closing

During the second quarter of fiscal 1997, the Company announced plans to restructure its business. A provision of $250,000 was recorded representing costs for severance, outplacement and other miscellaneous costs. There were no costs recorded for restructuring during the six months ending January 31, 1998.

In the six months of fiscal 1997, the Company recorded a $269,569 charge associated with the write down of assets due to the closure of one location. For the six months ending January 31, 1998, no charges were recorded for store closings.

Other Income (Expense)

Other expenses include interest expense of $482,000 and $480,000 during
the first six months of fiscal 1998 and 1997, respectively.   The
increase is due to the interest expense associated with the Subordination and Intercreditor Agreement combined with the higher amortization of deferred costs relating to the extension on the Revolving Credit Facility. These were offset partially by a lower average borrowing for the six month period ending January 31, 1998.

Net Earnings (Loss)

For the six month period ended January 31, 1998, the net earnings were $283,000 or $.05 per share, compared to a net loss of $(1,192,000) or $(.23) per share for the first six months of fiscal 1997. Net earnings increased primarily because of a reduction in store operating and general and administrative expenses, as well as the non-recurrence of restructuring charges and store closing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1998, the Company's working capital deficit was $(1.3) million compared to working capital of $4.1 million at July 31, 1997. The decrease in working capital during the first six months of fiscal 1998 was primarily the result of the reclassification of long-term debt to current debt. The reclassification occurred because the Company's Revolving Credit Agreement matures less than one year after the end of the first quarter of 1998.

Cash flows from operating activities provided $.8 million, in the second quarter of fiscal 1998, compared to providing $1.7 million in fiscal 1997. The primary reason for the change in cash flows from operating activities relates to the increase in inventory combined with a decrease in accounts payable in the first six months of fiscal 1998.

Cash flow used in investing activities decreased from $280,000 in the first six months of fiscal 1997 to $271,000 in the first six months of
fiscal 1998.   The primary reason for the change in cash flows from
investing activities relate to the reduction of purchases of video rental inventory in the first six months of fiscal 1998 compared to the first six months of fiscal 1997.

At January 31, 1998, the Company had a $15 million secured Revolving Credit Agreement, expiring August 1, 1998, which includes a $3,000,000 stand-by letter of credit facility. Under the Revolving Credit Agreement, the Company may borrow up to the lesser of (a) $15,000,000 or
(b) 60% of the Company's eligible inventory (as defined in the credit
agreement).   The outstanding amount under the Revolving Credit Facility was $5,859,000 as of January 31, 1998 and an additional $2,553,000 was available under the terms of the Agreement. There were no borrowings under the stand-by letter of credit during the second quarter of fiscal 1998.

In addition, the lender entered into a Subordination and Intercreditor Agreement, which is effective through August 1, 1998, which allows the Company to borrow from another lender, up to an additional $1 million above the existing Revolving Credit Facility. At January 31, 1998, the Company had an outstanding balance under the Subordination and Intercreditor Agreement of $500,000 and an additional $500,000 was available under the terms of the Agreement.

The Company is a specialty retailer in Florida and Puerto Rico of prerecorded music and video products and is also engaged in the rental of video tapes. The industry has experienced increased competition during the past few years, which coupled with other business related factors, has negatively impacted the Company's performance. The Company anticipates the competitive conditions will continue into the foreseeable future. The Company's profitability and continuity into the future is dependent upon various factors including improving sales and profit margins, reducing expenses, and eliminating unprofitable stores. Management believes that its cash flow from operations and availability under its existing credit agreement should be adequate to cover the Company's projected cash requirements during the year ending July 31, 1998. Operating results are however, subject to various uncertainties and contingencies, many of which are beyond the Company's control. The Company's future profitability or the lack thereof, could have a substantial impact on its liquidity, its ability to meet its debt covenants, and its availability of capital resources necessary to conduct its business.

                      PART II.  OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Shareholders was held on December 12, 1997 at the Radisson Mart Plaza Hotel, Salon H., 711 N.W. 72nd Avenue, Miami, Florida 33126.

            The following individuals were elected directors until the next annual meeting of shareholders or until their successors are elected and qualified:

                                        Votes             Votes
                                         For             Withheld
                                        -----            ---------

             Arthur H. Hertz          4,909,201           49,673
             Richard J. Lampen        4,909,101           49,773
             Ann S. Lieff             4,875,226           83,648
             Martin W. Spector        4,880,651           78,223
             Rosalind S. Zacks        4,875,876           82,998

All members of the previous Board of Directors were nominees and there has been no change in the Board of Directors as a result of this election.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

    27 Financial Data Schedule.  (Attached to electronic filing only.)


(b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the quarter ended January 31, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       SPEC'S MUSIC, INC.
                                 ------------------------------
                                          (Registrant)




March 11,  1998                   /s/      Ann S. Lieff
-----------------                ------------------------------
     Date                        ANN S. LIEFF
                                 President and Chief Executive
                                 Officer   (Principal Executive Officer)




March 11, 1998                    /s/       Donald A. Molta
 -----------------                ------------------------------
     Date                        DONALD A. MOLTA
                                 Vice President and Chief Financial
                                 Officer   (Principal Financial and
                                 Accounting  Officer)