Form 10-Q
period 1998-04-30
SPECS MUSIC INC
filed 1998-06-12
CIK 777277

------------------------------------------------------------------------

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                   OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE TRANSITION PERIOD FROM _________ TO _________


                   Commission File Number 0-14323

                           SPEC'S MUSIC, INC.
         (Exact name of registrant as specified in its charter)


                    FLORIDA                       59-1362127
       ------------------------------          -----------------
       (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)          Identification No.)


                            1666 N.W. 82nd Avenue
                            Miami, Florida  33126
        (Address of principal executive offices, including zip code)


                               (305) 592-7288
            (Registrant's telephone number, including area code)

                      SHARES OF COMMON STOCK OUTSTANDING
                   AS OF JUNE 5, 1998:            5,292,230

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

 -----------------------------------------------------------------------

                           SPEC'S MUSIC, INC.

                               FORM 10-Q

                            TABLE OF CONTENTS



                                 PART I.

                          FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED CONDENSED BALANCE SHEETS........................3

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS .............4

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS..............5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.......6-8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS...........................................9-13



                                PART II.

                           OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................14


PART I.
ITEM 1.  FINANCIAL STATEMENTS

                  SPEC'S MUSIC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED BALANCE SHEETS


                                              April 30,      July 31,
                                                1998           1997
                                             -----------    -----------
ASSETS                                       (Unaudited)
CURRENT ASSETS:
Cash and equivalents                         $   366,944    $    59,397
Trade receivables                              1,063,021        192,286
Income tax receivable                                 --      1,890,498
Inventories                                    5,916,175      4,629,312
Prepaid expenses                                 324,596        294,373
                                              ----------     ----------

   Total current assets                      $17,670,736    $17,065,866

Video rental inventory, net                       51,241        369,734
Property and equipment, net                    9,897,485     11,157,024
Other assets                                     441,411        659,911
                                              ----------     ----------

   Total Assets                              $28,060,873    $29,252,535
                                              ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturity of long-term debt           $ 7,054,630    $        --
Accounts payable                               9,150,893      9,860,269
Accrued expenses                               2,511,146      2,437,332
Store closing reserve                                 --        650,000
                                              ----------     ----------

   Total current liabilities                  18,716,669     12,947,601
                                              ----------     ----------
Long term debt                                        --      6,695,994

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; 10,000,000
  shares authorized; 5,300,469 and
  5,300,319 shares issued at April 1998
  and July 1997, respectively                     53,006         53,004
Additional paid-in capital                     3,462,359      3,551,326
Retained earnings                              5,869,863      6,134,540
Less 8,239 and 25,879 shares in treasury at
  April 1998, and July 1997, respectively,
  at cost                                        (41,024)      (129,930)
                                              ----------     ----------
  Total stockholders' equity                   9,344,204      9,608,940
                                              ----------     ----------

Total Liabilities and Stockholders' equity   $28,060,873    $29,252,535
                                              ===========    ==========

See Notes to Consolidated Condensed Financial Statements.

                               SPEC'S MUSIC, INC. AND SUBSIDIARY
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                          Three Months Ended           Nine Months Ended
                                               April 30,                   April 30,
                                        1998           1997           1998           1997
                                      ---------      ---------      ---------      ---------
Product sales                      $ 16,023,411   $ 16,249,846   $ 50,613,546   $ 52,933,216

Video rentals                            71,158        260,214        407,703        827,083
                                    -----------    -----------    -----------    -----------

TOTAL REVENUES                       16,094,569     16,510,060     51,021,249     53,760,299
                                    -----------    -----------    -----------    -----------

Cost of goods sold - sales           10,641,477     10,937,930     33,332,580     35,335,951

Cost of goods sold - rental             218,499        112,875        385,235        384,348
                                    -----------    -----------    -----------    -----------
TOTAL COST OF SALES                  10,859,976     11,050,805     33,717,815     35,720,299
                                    -----------    -----------    -----------    -----------
GROSS PROFIT                          5,234,593      5,459,255     17,303,434     18,040,000

Store operating, general and
  administrative expenses             5,528,827      6,632,227     16,858,693     20,115,927

Restructuring charge                         --             --             --        250,000

Store closing expenses                       --             --             --        269,569
                                    -----------    -----------    -----------    -----------
Operating income (loss)                (294,234)    (1,172,972)       444,741     (2,595,496)

Other expense, net                     (253,715)      (206,651)      (709,418)      (681,424)
                                    -----------    -----------    -----------    -----------
Loss before income taxes               (547,949)    (1,379,623)      (264,677)    (3,276,920)

Provision (benefit) for income taxes         --        677,824             --        (27,820)
                                    -----------    -----------    -----------    -----------
  NET LOSS                         $   (547,949)  $ (2,057,447)  $   (264,677)  $ (3,249,100)
                                    -----------    -----------    -----------    -----------
BASIC LOSS PER SHARE               $       (.10)  $       (.39)  $       (.05)  $       (.62)
                                    -----------    -----------    -----------    -----------
Weighted average number of
common shares outstanding - basic     5,288,000      5,254,000      5,278,000      5,249,000
                                    -----------    -----------    -----------    -----------

See Notes to Consolidated Condensed Financial Statements.

                    SPEC'S MUSIC, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED APRIL 30, 1998 AND 1997
                                 (UNAUDITED)
                                               1998             1997
                                            ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $   (264,677)   $ (3,249,100)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization of property
  and equipment                              1,440,816       1,863,228
  Amortization of video rental inventory       200,331         381,886
  Loss on disposal of property and equipment        --         269,569
  Deferred compensation expense                     --          63,651
  Amortization of preopening expenses               --           8,294
  Amortization of intangibles                   81,964              --

(Increase) decrease in assets:
  Receivables                                 (870,735)        (24,811)
  Income tax receivable                      1,890,498         253,501
  Inventories                               (1,166,173)      2,597,117
  Prepaid expenses                             (30,223)       (597,183)
  Other assets                                 115,611         (66,897)
  Deferred tax asset                                --       1,294,559

Increase (decrease) in liabilities:
  Accounts payable                            (709,376)      1,074,222
  Accrued expenses                              91,680         202,454
  Store closing reserve                       (650,000)     (1,020,525)
  Deferred income taxes                             --        (240,158)
                                            ----------      ----------
Net cash provided by operating activities      129,716       2,829,807
                                            ----------      ----------
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:
  Purchases of video rental inventory         (180,633)       (307,112)
  Disposition of video rental inventory        178,105              --
  Additions to property and equipment         (181,278)       (224,386)
  Disposition of property and equipment             --         145,390
                                            ----------      ----------

Net cash used in investing activities         (183,806)       (386,108)
                                            ----------      ----------
CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
  Proceeds from borrowings                  68,433,178      65,289,974
  Repayments of borrowings                 (68,074,542)    (67,782,409)
  Proceeds from exercise of stock options        3,001              --
                                            ----------      ----------
Net cash provided by (used in)
financing activities                           361,637      (2,492,435)
                                            ----------      ----------
  Net increase (decrease) in cash              307,547         (48,736)
  Cash at beginning of period                   59,397         405,753
                                            ----------      ----------
  Cash at end of period                   $    366,944    $    357,017
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


    The results of operations for the nine month period ended April 30, 1998 are not necessarily indicative of the operating results for the full fiscal year. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2.  Current Maturity of Long-Term Debt

    In May 1996, the Company obtained a new 2 year credit agreement (the "Revolving Credit Facility"), which includes a $3,000,000 stand-by letter of credit facility, both of which expire in May 1998. Under the Company's new Revolving Credit Facility, it may borrow up to the lesser of (a) $15,000,000 or (b) 60% of the Company's eligible inventory (as defined in the "Revolving Credit Facility"). A commitment fee of 3/8% of the unused portion is payable monthly. There were no borrowings under the stand-by letter of credit during the first nine months of fiscal 1998.

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

    The Revolving Credit Facility bears interest at a floating rate, adjusted monthly, equal to the Index Rate (as defined below) plus 2.875%. The "Index Rate" is the last month-end published rate for 30-day dealer-placed commercial paper sold through dealers by major corporations as published in the Money Rates section of the Wall Street Journal. Accrued interest is payable monthly in arrears. The interest rate at April 30, 1998 was 8.425%.

    The outstanding principal amount under the Revolving Credit Facility was approximately $6.6 million as of April 30, 1998, and an additional $1.9 million was available under the terms of the agreement.

    On October 3, 1997, the Company obtained an extension to August 1, 1998, on the Revolving Credit Facility. Under this extended credit facility, the lender waived any defaults or events of default which had previously arisen from violations of the original financial covenants. Financial covenants were revised for the term of the agreement, as discussed above.

    Additionally, the lender entered into a Subordination and Intercreditor Agreement, which is effective through August 1, 1998, which allows the Company to borrow from another lender, up to an additional $1 million above the existing Revolving Credit Facility. This facility bears interest at a floating rate, adjusted monthly, equal to the Prime Rate plus 8.25%. Accrued interest is payable monthly in arrears. The interest rate at April 30, 1998, was 16.75%. The outstanding balance under the Subordination and Intercreditor Agreement was $.5 million as of April 30, 1998, and an additional $.5 million was available under the terms of the Agreement.

    The Agreements contain restrictions on the declaration and payment of dividends.


3.  Statement of Cash Flows Information

    The following is supplemental disclosure of cash flow information:

                                             Nine months ended
                                                 April 30,
                                             ------------------
                                             1998          1997
                                          --------       --------
        Interest paid                    $ 512,176      $ 584,464
        Income tax paid                        -0-            -0-

    Supplemental noncash financing activities information:

    During the nine months ended April 30, 1998, no Restricted Stock Awards were granted and awards totaling $20,879 were canceled. All Restricted Stock Awards have lapsed. During the nine months ended April 30, 1997, no Restricted Stock Awards were granted and $95,286 were canceled.

    The Company contributed $27,138 and $85,346 in common stock to the Company's 401(k) Plan during the nine months ended April 30, 1998 and 1997, respectively.

4.  Loss Per Share

    During the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options. Prior periods have been presented to conform to SFAS 128, however, as the Company had a net loss in the current and prior year comparable periods, basic and diluted loss per share are the same. The following table sets forth the computation of loss per share.


                                  Three Months Ended       Nine Months Ended
                                       April 30,                 April 30,
                                    1998       1997        1998        1997
Loss available to shareholders $ (547,949) $(2,057,447)   $(264,677) $(3,249,100)
                                 ========    =========     ========   ==========
Weighted average common shares
  outstanding - basic           5,288,000    5,254,000    5,278,000    5,249,000

Loss per share - basic         $     (.10) $      (.39)   $    (.05) $      (.62)
                                 ========    =========     ========   ==========

5.  New Accounting Pronouncements

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 is effective for financial statements for fiscal years
    beginning after December 15, 1997.   The Company has not determined
    the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

6.  Store Closing Reserve

    As a result of the planned closing of store locations, the Company has recorded store closing reserves representing lease termination costs, write-down of assets, rent expense, and other miscellaneous expenses. As of January 31,1998, all planned closings were completed.

7.  Merger Agreement

    On June 3, 1998, the Company entered into a definitive Merger Agreement with Camelot Music Holdings, Inc., the nation's third-largest mall-based music retailer. The agreement calls for Camelot to acquire the Company by a merger of a newly created subsidiary of Camelot into the Company. Pursuant to the merger, Camelot will acquire all of the outstanding shares of Spec's Music common stock for $3.30 per share. The Boards of both companies have unanimously approved the proposed merger. The transaction is subject to a number of customary conditions including the receipt of required regulatory approvals and approval by the stockholders of Spec's Music. In connection with the merger agreement, certain stockholders owning, in the aggregate, approximately 46 percent of the outstanding shares of Spec's Music, have agreed to vote all of their shares for the approval of the merger at the meeting of the stockholders. The stockholder's meeting is expected to be held in late July, 1998. The merger is anticipated to be completed by July 31, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 AND 1997

REVENUES

Total revenues decreased by $415,491 or 2.5%,  during the third quarter
of fiscal 1998 compared to the third quarter of fiscal 1997.   As of the
end of the third fiscal quarter ended April 30, 1998, the Company operated five fewer stores than in the third fiscal quarter of 1997. On a same-store basis (stores open for more than one year), revenues were unchanged over last year.

Revenues from product sales decreased by 1.4% for the chain as a whole and increased by 2.4% on a same-store basis. Same-store revenues from product sales improved over last year due to an increase in new hit release titles.

Video rental revenue decreased by 72.7% for the Company as a whole and by 72.7% on a same-store basis as compared to the third quarter in fiscal 1997. The Company maintains video rental departments in limited stores based on customer demand and has not aggressively promoted this business. Since the third quarter of fiscal 1997, the Company closed six video rental departments, and will close three video rental departments during the fourth quarter of fiscal 1998. No video rental departments will remain open.

The Company plans to continue to review and adjust its prices and focus its marketing and advertising campaign to differentiate itself from price oriented mass merchants and discount electronics stores. Nevertheless, the Company is likely to continue to experience revenue declines due to the closure of under-performing stores in fiscal 1998.

GROSS PROFIT

Gross profits from product sales, which are net of product management and distribution costs, were 33.6% and 32.7% during the third quarters of fiscal 1998 and 1997, respectively. Gross profit, as a percentage of revenue, increased because of the decrease in promotional markdowns and better buying practices combined with an improvement in product mix.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

Gross profits from video rentals were (207.1%) and 56.6% during the third quarters of fiscal 1998 and 1997, respectively. The significant negative gross profit from video rentals was due to the write-down of video rental inventory associated with the closing of the video rental departments.

Total gross profit was 32.5% and 33.1% of revenue during the third quarters of fiscal 1998 and 1997, respectively. Gross profit, as a percentage of revenues, decreased primarily because of the write down of video rental inventory associated with the closing of the video rental departments. The Company expects total gross profit, as a percentage of revenues, to increase as a result of better buying practices combined with an improvement in the product mix. Some fluctuations in gross profit margins may be expected due in part to the many factors that affect the Company's purchases for sale and due in part to the Company's promotional strategies.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 34.4% and 40.2% during the third quarters of fiscal 1998
and 1997, respectively.    Store occupancy, depreciation costs and
general and administrative expenses, as a percentage of revenue, decreased due to the closing of under performing stores combined with the savings results from cost reduction programs. As of April 30, 1998, the Company operated five fewer stores than in the third quarter of 1997.

RESTRUCTURING CHARGE / STORE CLOSING EXPENSE

During the second quarter of fiscal 1997, the Company announced plans to restructure its business. A provision of $250,000 was recorded for severance, outplacement and other miscellaneous costs. There were no costs recorded for restructuring during the third quarter ended April 30, 1998.

In the second quarter of fiscal 1997, the Company closed one location and recorded a $269,569 charge associated with the write-down of assets. During the third quarter ended April 30, 1998, no costs were recorded for store closings.

OTHER INCOME (EXPENSE)

The Company incurred interest expenses of $263,000 and $253,000 during the third quarter of fiscal 1998 and 1997, respectively. The increase is due to the interest expense associated with the Subordination and Intercreditor Agreement combined with the higher amortization of deferred costs relating to the extension on the Revolving Credit Facility, which was partially offset by lower average borrowing for the quarter.

INCOME TAXES

The effective income tax rate, as a percentage of earnings before income taxes, was 0.0% during the third quarter of fiscal 1998. The third quarter fiscal 1998 net loss does not include any income tax credits, due to the Company not recognizing income tax benefits applicable to net operating loss carry forwards. In the third quarter of 1997, a provision for income taxes of $678,000 was recorded to reduce the deferred tax asset associated with the Company's net operating loss carry forwards.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

NET EARNINGS (LOSS)

During the third quarter of fiscal 1998, the Company incurred a loss of $(547,949) or $(.10) per share compared to $(2,057,447) or $(.39) per share during the third quarter of fiscal 1997. The decrease in the net loss was primarily due to the reduction in store operating, general and administrative expenses.


NINE MONTHS ENDED APRIL 30, 1998 AND 1997

REVENUES

Total revenues decreased by $2,739,050 or 5.1% in the first nine months
of fiscal 1998, compared to the same period in fiscal 1997.   On a same-store
basis, revenues decreased by 1.3% compared to the first nine months of fiscal 1997.

Revenues from product sales decreased by 4.4% for the chain as a whole and were unchanged on a same-store basis during the first nine months of fiscal 1998. This decrease was due in part to the Company operating five fewer stores than in the third quarter of fiscal 1997.

Video rental revenues decreased by 50.7% for the chain as a whole and by 51.3% on a same-store basis. The decrease was due to the closing of six video rental departments since the third quarter of fiscal 1997. The Company plans to close an additional three video rental departments during the fourth quarter of fiscal 1998. No video rental departments will remain open.

GROSS PROFIT

Gross profit from product sales, which is net of product management and distribution costs, was 34.1% and 33.2% during the first nine months of fiscal 1998 and 1997, respectively. Gross profit, as a percentage of revenue, increased because of a decrease in promotional markdowns, and better buying practices combined with an improved product mix.

Gross profit for video rentals was 5.5% and 53.5% during the first nine months of fiscal 1998 and 1997, respectively. The significant decrease in gross profit from video rentals was the result of the write-down of video rental inventory associated with the closing of the video rental departments.

Total gross profit was 33.9% and 33.6% of revenue during the first nine months of fiscal 1998, and 1997, respectively. The increase in gross profit from product sales was offset by a decrease in gross profits from video rentals as a result of the write-down of video rental inventory associated with the closing of the video rental departments. Some fluctuation in gross profit margins may be expected due in part to the many factors that affect the Company's purchases for sale and in part to the Company's promotional strategies.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, general and administrative expenses, as a percentage of revenue, were 33.0% and 37.4% during the first nine months of fiscal
1998 and 1997, respectively.    Store occupancy, depreciation costs and
general and administrative expenses, as a percentage of revenue, decreased due to the closing of under performing stores combined with the savings results from cost reduction programs. As of April 30, 1998, the Company operated five fewer stores than in the third fiscal quarter of 1997.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

RESTRUCTURING CHARGE / STORE CLOSING

During the second quarter of fiscal 1997, the Company announced plans to restructure its business. A provision of $250,000 was recorded for severance, outplacement and other miscellaneous costs. There were no costs recorded for restructuring during the nine months ending April 30, 1998.

In the second quarter of fiscal 1997, the Company recorded a $269,569 charge associated with the write down of assets due to the closure of one location. For the nine months ending April 30, 1998, no charges were recorded for store closings.

OTHER INCOME (EXPENSE)

Other expenses include interest expense of $744,000 and $733,000 during the first nine months of fiscal 1998 and 1997, respectively. The increase is due to the interest expense associated with the Subordination and Intercreditor Agreement combined with the higher amortization of deferred costs relating to the extension on the Revolving Credit Facility. These were offset partially by a lower average borrowing for the nine month period ended April 30, 1998.

NET EARNINGS (LOSS)

For the nine month period ended April 30, 1998, the Company's net loss was $(264,677) or $(.05) per share, compared to a net loss of $(3,249,100) or $(.62) per share for the first nine months of fiscal 1997. The decrease in net loss was primarily due to a reduction in store operating and general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1998, the Company's working capital deficit was $(1.0) million compared to working capital of $4.1 million at July 31, 1997. The decrease in working capital during the first nine months of fiscal 1998 was primarily the result of the reclassification of long-term debt to current debt. The reclassification occurred because the Company's Revolving Credit Agreement matures less than one year after the April 30, 1998 balance sheet date.

Cash flows from operating activities provided $130,000 in the nine months of fiscal 1998, compared to providing $2.8 million in fiscal 1997. The primary reason for the decline in cash flows from operating activities relate to the increase in inventory combined with a decrease in accounts payable in the first nine months of fiscal 1998.

Cash flows used in investing activities decreased from $386,000 in the first nine months of fiscal 1997 to $184,000 in the first nine months of
fiscal 1998.   The primary reason for the decline in cash flows used in
investing activities relate to the purchase and disposition of video rental inventory in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

At April 30, 1998, the Company had a $15 million secured Revolving Credit Agreement, expiring August 1, 1998, which includes a $3,000,000 stand-by letter of credit facility. Under the Revolving Credit Agreement, the Company may borrow up to the lesser of (a) $15,000,000 or
(b) 60% of the Company's eligible inventory (as defined in the credit agreement). The outstanding amount under the Revolving Credit Facility was $6,554,630 as of April 30, 1998, and an additional $1,857,000 was available under the terms of the Agreement. There were no borrowings under the stand-by letter of credit during the third quarter of fiscal 1998.

MANAGEMENT'S DISCUSSION
AND ANALYSIS, CONTINUED

In addition, the lender entered into a Subordination and Intercreditor Agreement, which is effective through August 1, 1998, which allows the Company to borrow from another lender, up to an additional $1 million above the existing Revolving Credit Facility. At April 30, 1998, the Company had an outstanding balance under the Subordination and Intercreditor Agreement of $500,000 and an additional $500,000 was available under the terms of the Agreement.

The Company is a specialty retailer in Florida and Puerto Rico of prerecorded music and video products and is also engaged in the rental of video tapes. This industry has experienced increased competition during the past few years, which coupled with other business related factors, has negatively impacted the Company's performance. The Company anticipates the competitive conditions will continue into the foreseeable future. The Company's return to profitable operations and continuity into the future is dependent upon various factors including improving sales and profit margins, hit product, reducing expenses, eliminating unprofitable stores, the competitive environment, and the successful renegotiation of the terms of its Credit Agreement or
obtaining other credit facilities.   Management believes that its cash
flow from operations and availability under its existing credit agreement should be adequate to cover the Company's projected cash requirements during the year ending July 31, 1998. Operating results are however, subject to various uncertainties and contingencies, many of which are beyond the Company's control. The Company's future profitability or the lack thereof, could have a substantial impact on its liquidity, its ability to meet its debt covenants, and its availability of capital resources necessary to conduct its business.

MERGER AGREEMENT

On June 3, 1998, the Company entered into an agreement (the "Agreement") with Camelot Music Holdings, Inc. ("Camelot") whereby Camelot agreed to acquire the Company by merging a newly created subsidiary of Camelot into the Company (the "Merger"). Pursuant to the Agreement, Camelot will acquire all of the Company's outstanding common stock in exchange for $3.30 per share. The Agreement also provides that each holder of an outstanding stock option of the Company will receive a cash payment equal to the excess, if any, of $3.30 per share over the per share exercise price of such option, multiplied by the number of shares of common stock underlying such option, less applicable taxes.

The boards of directors of both the Company and Camelot have approved the Merger. Consummation of the Merger is subject to a number of customary conditions including the receipt of required regulatory approvals and approval by the stockholders of the Company. The stockholders' meeting is expected to be held in late July 1998, and the Merger is expected to be completed by July 31, 1998.

Concurrently with the execution of the Agreement, Ann S. Lieff, Rosalind
S. Zacks, and Martin W. Spector each executed an agreement with Camelot whereby each agreed to vote in favor of the Merger all shares beneficially owned by them on the record date of the special meeting of the Company's stockholders, except for certain shares owned by them as fiduciaries for the benefit of others. Excluding these shares and stock options, the Spector family owns approximately 46% of the outstanding common stock of the Company.

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


                                            SPEC'S MUSIC, INC.
                                  --------------------------------------
                                               (Registrant)





June 12, 1998                      /s/      Ann S. Lieff
------------------                ---------------------------------
Date                              ANN S. LIEFF
                                  President and Chief Executive
                                  Officer (Principal Executive Officer)





June 12, 1998                      /s/      Donald A. Molta
------------------                ---------------------------------
Date                              DONALD A. MOLTA
                                  Vice President and Chief Financial
                                  Officer (Principal Financial
                                  and Accounting Officer)